Form 10-Q
period 2004-09-30
PLANETOUT INC
filed 2004-11-22
CIK 1287258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number: 000-50879

PLANETOUT INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3391368 (I.R.S. Employer Identification No.)

1355 SANSOME STREET, SAN FRANCISCO, CALIFORNIA (Address of Principal Executive Offices)	94111 (Zip Code)

(415) 834-6500
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☐ Yes ☒ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes ☒ No

     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 15, 2004 was 16,944,388.

PlanetOut Inc.

INDEX
Form 10-Q
For the Quarter ended September 30, 2004

PART I
FINANCIAL INFORMATION

PlanetOut Inc.

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	December 31,	September 30,
	2003	2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,282	$5,592
Accounts receivable, net of allowance for doubtful accounts of $43 and $48 (unaudited) at December 31, 2003 and September 30, 2004, respectively	1,283	1,383
Prepaid expenses and other current assets	319	661

Total current assets	3,884	7,636
Property and equipment, net	3,029	4,519
Goodwill	3,403	3,403
Intangible assets, net	20	—
Investment in unconsolidated affiliate	151	107
Other assets	442	2,668

Total assets	$10,929	$18,333

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$423	$1,984
Accrued liabilities	2,914	1,397
Deferred revenue	2,483	3,130
Capital lease obligations, current portion	868	1,143

Total current liabilities	6,688	7,654
Capital lease obligations, less current portion	545	520
Senior subordinated promissory note	—	4,513
Other liabilities	—	115

Total liabilities	7,233	12,802

Contingencies (Note 3)
Redeemable convertible preferred stock, $0.001 par value; 142,100 shares authorized; 102,227 and 101,993 (unaudited) shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively (Liquidation value at December 31, 2003 and September 30, 2004 of $81,789 and $83,024 (unaudited), respectively)	41,413	42,721

Stockholders’ equity (deficit):
Common stock: $0.001 par value; 17,136 shares authorized; 1,728 and 1,849 (unaudited) shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	2	2
Additional paid-in capital	17	2,813
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(259)	(2,067)
Accumulated other comprehensive loss	(99)	(115)
Accumulated deficit	(36,775)	(37,220)

Total stockholders’ equity (deficit)	(37,717)	(37,190)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$10,929	$18,333

See accompanying notes to condensed consolidated financial statements.

PlanetOut, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amount)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Revenue:
Subscription services	$3,337	$4,328	$9,164	$12,167
Advertising services	1,180	1,604	3,190	4,414
Transaction services	384	378	1,442	1,278

Total revenue	4,901	6,310	13,796	17,859

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation expense of $464 (unaudited) and $115 (unaudited) for the three months ended September 30, 2003 and 2004, respectively, and $440 (unaudited) and $466 (unaudited) for the nine months ended September 30, 2003 and 2004, respectively)	2,084	1,941	5,088	6,098
Sales and marketing (inclusive of stock-based compensation expense of $398 (unaudited) and $149 (unaudited) for the three months ended September 30, 2003 and 2004, respectively, and $372 (unaudited) and $436 (unaudited) for the nine months ended September 30, 2003 and 2004, respectively)	2,055	2,248	5,049	6,234
General and administrative (inclusive of stock-based compensation expense of $755 (unaudited) and $273 (unaudited) for the three months ended September 30, 2003 and 2004, respectively, and $618 (unaudited) and $822 (unaudited) for the nine months ended September 30, 2003 and 2004, respectively)	1,592	1,263	3,360	3,862
Depreciation and amortization	488	645	1,426	1,673

Total costs and expenses	6,219	6,097	14,923	17,867

Income (loss) from operations	(1,318)	213	(1,127)	(8)
Equity in net income (loss) of unconsolidated affiliate	(15)	(12)	(45)	(44)
Interest expense	(56)	(240)	(118)	(430)
Other income (expense), net	17	29	53	61

Income (loss) before income taxes	(1,372)	(10)	(1,237)	(421)
Provision for income taxes	—	(19)	(32)	(24)

Net income (loss)	(1,372)	(29)	(1,269)	(445)
Accretion on redeemable convertible preferred stock	(437)	(438)	(1,293)	(1,313)
Net income (loss) attributable to common stockholders	$(1,809)	$(467)	$(2,562)	$(1,758)

Net income (loss) per share attributable to common stockholders — basic and diluted	$(1.10)	$(0.25)	$(1.61)	$(0.99)

Weighted average number of shares used in computing per share calculations — basic and diluted	1,641	1,841	1,591	1,780

See accompanying notes to condensed consolidated financial statements.

PlanetOut Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months
	Ended September 30,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,269)	$(445)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities: Depreciation and amortization	1,426	1,673
Amortization of unearned stock-based compensation, net of cancellation	1,407	1,655
Issuance of stock options in exchange for services	23	63
Issuance of common stock in consideration of services provided by consultant	—	6
Amortization of debt issuance costs	—	65
Loss on disposal of assets	34	40
Deferred rent	—	115
Equity in net loss of unconsolidated affiliate	45	44
Changes in operating assets and liabilities:
Accounts receivable	57	(100)
Prepaid expenses and other assets	102	(773)
Accounts payable	21	843
Accruals and other liabilities	(952)	(1,517)
Deferred revenue	320	647

Net cash provided by operating activities	1,214	2,316

Cash flows from investing activities:
Purchases of property and equipment	(1,000)	(2,102)

Net cash used in investing activities	(1,000)	(2,102)

Cash flows from financing activities:
Proceeds from exercise of common stock options, preferred stock options and warrants	10	49
Repurchase of redeemable convertible preferred stock	—	(20)
Principal payments under capital lease obligations	(605)	(968)
Deferred costs associated with initial public offering	—	(858)
Proceeds from senior subordinated promissory note, net of issuance costs	—	4,909

Net cash provided by (used in) financing activities	(595)	3,112

Effect of exchange rate on cash and cash equivalents	(47)	(16)
Net increase (decrease) in cash and cash equivalents	(428)	3,310
Cash and cash equivalents, beginning of period	2,082	2,282

Cash and cash equivalents, end of period	$1,654	$5,592

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment acquired under capital leases	$1,444	$1,348

Accretion on redeemable convertible preferred stock	$1,293	$1,313

Unearned stock-based compensation	$1,718	$3,463

Issuance of common stock warrant in connection with subordinated promissory note	$—	$543

See accompanying notes to condensed consolidated financial statements.

PlanetOut Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – The Company

     PlanetOut Inc. (the “Company”) is an online media company serving the lesbian, gay, bisexual and transgendered, or LGBT, community. Through its Gay.com and PlanetOut.com websites, the Company offers membership based services and features. The Company generates revenue through subscription fees for premium membership services on Gay.com and PlanetOut.com, as well as advertising sales and sales of products and services through its e-commerce site, Kleptomaniac.com, and travel website, OutandAbout.com.

Note 2 — Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s prospectus filed on October 14, 2004.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include the assessment of collectibility of accounts receivable, the determination of the allowance of doubtful accounts, the determination of the fair market value of its preferred and common stock, the valuation and useful life of its capitalized software and long-lived assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Interest is accrued as earned. As of December 31, 2003 and September 30, 2004, cash and cash equivalents included $1,573,000 and $5,089,000 (unaudited), respectively, of money market funds and commercial paper, the fair market value of which approximates costs.

     The Company’s accounts receivable are derived primarily from advertising customers. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. For the three and nine months ended September 30, 2003 and 2004, no single customer accounted for more than 10% of the Company’s revenue.

  Foreign Currency Translation

     The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income. Foreign currency translation gain and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expenses) in the consolidated statement of operations and for the nine months ended September 30, 2003 and 2004, have not been significant.

  Inventory

     Inventory, which consists of finished goods held for sale, is recorded at the lower of cost (determined on a weighted average cost method) or market and the balance as of December 31, 2003 and September 30, 2004 of $28,000 and $25,000, respectively, is included in other current assets.

  Internal Use Software and Website Development Costs

     The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During 2003 and the three and nine months ended September 30, 2004, the Company capitalized costs of $855,000, $153,000 and $634,000, respectively. The Company recorded related amortization expense of $60,000 and $149,000 for the three months ended September 30, 2003 and 2004, respectively, and $165,000 and $359,000 for the nine months ended September 30, 2003 and 2004, respectively.

  Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company ceased amortizing goodwill, reclassified balance for assembled workforce to goodwill and performed a transitional test of its goodwill as of January 1, 2002. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting units exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of that goodwill.

     Other intangible assets are carried at cost less accumulated amortization. The Company amortizes other intangible assets on a straight line basis over their estimated useful lives, generally one to three years. Long-lived assets to be held and used and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors which are considered important that could trigger an impairment include, but are not limited to, the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the overall Company’s business;

•	Significant negative industry or economic trends; and

•	A current expectation that, more likely than not, a long-lived asset will be sold, modified or otherwise disposed of significantly before the end of its previously estimated useful life.

     Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

     In connection with the restructuring of its French operation in the third and fourth quarters of 2003, the Company made judgments about the timing of charges associated with the impairment of certain assets. In its most recent earnings release, the Company applied an impairment charge to the third quarter of 2003. Upon review, the Company believes that this charge would be more appropriate in the fourth quarter of 2003. The Company does not believe that this timing change is material nor does it impact any other periods or the Company's full year 2003 financial statements.

     Intangible asset amortization expense was $63,000 and $0 for the three months ended September 30, 2003 and 2004, respectively, and $199,000 and $20,000 for the nine months ended September 30, 2003 and 2004, respectively.

  Advertising

     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Advertising costs were $356,000 and $623,000 for the three months ended September 30, 2003 and 2004, respectively, and $848,000, and $1,654,000 for the nine months ended September 30, 2003 and 2004, respectively.

  Stock-based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Stock-based compensation determined under either APB No. 25 or SFAS No. 123 is recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN No. 28”), over the option’s vesting period, which generally is two to four years.

     The Company accounts for equity instruments issued to nonemployees in accordance with SFAS No. 123, Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and FIN No. 28. Accordingly, as these equity instruments vest, the Company will be required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments.

     For the purposes of pro forma disclosures, the estimated fair value of the options granted under the Company’s stock option plans is amortized to expense over the vesting period of the respective options, generally two to four years.

     The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(unaudited)
Net income (loss) attributable to common stockholders, as reported:	($1,809)	($467)	($2,562)	($1,758)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	1,609	518	1,407	1,655
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(1,885)	(696)	(1,770)	(2,054)

Pro forma net income (loss) attributable to common stockholders	(2,085)	(645)	(2,925)	(2,157)

Net income (loss) per share attributable to common stockholders:
As reported — basic and diluted	(1.10)	(0.25)	(1.61)	(0.99)

Pro forma — basic and diluted	(1.27)	(0.35)	(1.84)	(1.21)

     The Company calculated the fair value of each common stock option grant on the date of grant using the minimum value method with the following assumptions: dividend yield of 0% and 10% for common stock and preferred stock, respectively; weighted average option term of five years and thirty months for common stock and preferred stock, respectively; risk free interest rate of 3.07% to 3.28% and 3.43% to 3.80% for the three months ended September 30, 2003 and 2004, respectively, and 2.15% to 3.28% and 2.77% to 4.05% for the nine months ended September 30, 2003 and 2004, respectively. The weighted fair value of common stock options granted was $0.77 and $13.42 for the three months ended September 30, 2003 and 2004, respectively, and $0.77 and $13.36 for the nine months ended September 30, 2003 and 2004, respectively.

  Segment Reporting

     The Company has one reporting segment. During the three months ended September 30, 2003 and 2004, the Company’s revenue derived from its operations based in Europe and Argentina was $250,000 and $245,000, respectively, and $756,000 and $721,000 during the nine months ended September 30, 2003 and 2004, respectively.

     As of December 31, 2003 and September 30, 2004, $15,000 and $17,000, respectively, of the Company’s long-lived assets were held in Europe and Argentina.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common and potential common shares outstanding. Potential common shares consist of the incremental number of common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potential common shares are excluded from the computation if their effect is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(unaudited)
Numerator:
Net income (loss) attributable to common stockholders	(1,809)	(467)	(2,562)	(1,758)

Denominator for basic and diluted net income (loss) per common share:
Weighted-average common shares outstanding	1,641	1,841	1,591	1,780

Net income (loss) per share attributable to common stockholders —basic and diluted	(1.10)	(0.25)	(1.61)	(0.99)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Nine Months Ended
	September 30,
	2003	2004
	(unaudited)
Redeemable convertible preferred stock	102,228	101,993
Redeemable convertible preferred stock options and warrants	3,613	3,493
Common stock options and warrants	2,004	2,273
Common stock subject to repurchase	2	2

	107,847	107,761

  Stock Split

     The Company effected a one for eleven reverse stock split of the Company’s Common Stock on July 19, 2004. All share, per share and stock option data information, including the conversion rates of the redeemable convertible preferred stock, in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

  Reclassifications

     Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. The reclassifications did not change the previously reported net loss of the Company.

  Recent Accounting Pronouncements

     On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for fiscal years beginning after June 15, 2005.

     In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EIFT 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

Note 3 — Contingencies

  Contingencies

     The Company is not currently subject to any material legal proceedings. However, the Company may from time to time become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company is currently involved in the following matters. The Company does not believe, based on current knowledge, that any of the following legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.

     In November 2000, a former employee of the Company filed a lawsuit against Online Partners.com, Inc., or OLP, and a number of the Company’s former employees, including its current President, Mark Elderkin, and his partner, Jeff Bennett. The complaint alleges breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by Online Partners.com, Inc. in 1999. The plaintiff claims that the membership interest he negotiated in Pridecom LLC does not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff seeks an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. In July 2001, the San Francisco Superior Court ordered the parties to mediate the case and, if the mediation proved unsuccessful, to arbitrate the case. The matter was mediated in March 2004, but the Company was unable to reach agreement with the plaintiff. The Company intends to defend itself vigorously in this matter and has filed a demand for arbitration. No amount has been recorded for this contingency because the Company believes that the likelihood of loss is remote.

     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against PlanetOut and the Company’s French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against the use of the word “gay” as a domain name and monetary damages of € 300,000 (approximately US $370,000 at September 30, 2004). The Company estimates that its range of possible loss is from no loss and no injunction to the full amount of the plaintiff’s prayer for relief. No amount has been recorded for this contingency because of uncertainty as to the amount that would be required to be paid, if any. The Company intends to defend itself vigorously in this matter.

  Indemnification

     In June 2001, the Company entered into an Indemnity Agreement with its President pursuant to which the Company agreed to indemnify him for certain costs of defense and damages that might be awarded against him in a lawsuit brought against him and the Company, among others, by a former employee. Specifically, the Indemnity Agreement provides that the Company will indemnify its President for his reasonable costs of defense, generally limited to no more than $3,500 per month, and for that portion of any damages awarded against him, if any, in an amount to be determined at arbitration, that the trier of fact finds resulted from actions he took within the scope of his employment with OLP.

     In addition, the Company has entered into indemnification agreements with each of its executive officers and directors.

Note 4 – Senior Subordinated Promissory Note

     In May 2004, the Company entered into a $5 million senior subordinated promissory note with a related party. The note is due on the earlier to occur of January 18, 2007 or the 30th day after the completion of an initial public offering with gross proceeds of $30 million or more. The Company may prepay the note at any time without penalty. The note bears interest at a rate of 11% per year with interest payable monthly. If the note remains outstanding on January 1, 2007, the interest rate on the note will automatically increase to 22% per year. The note is currently unsecured, but if in the future the Company fails to meet certain financial covenants regarding its tangible net worth and the ratio of its current assets to current liabilities, the note holder will have the option to take a security interest in all of its assets. In the event that the note holder takes a security interest in its assets, the interest rate on the note will be reduced to 8% per annum. In connection with the issuance of the notes, the Company issued to the purchaser of the note a warrant to purchase 45,454 shares of its common stock at an exercise price of $0.011 per share. The terms of the warrant provide that if the entire amount of the senior subordinated promissory note has not been repaid prior to May 15, 2005, the number of shares for which the warrant may be exercised shall automatically increase to 90,908. The Company valued the warrant using the Black-Scholes option pricing model applying a contractual life of 5 years, weighted average risk-free interest rate of 3.89%, a dividend yield of 0% and volatility of 75%. The proceeds of the note is apportioned between the note and the warrant, and the amount allocated to the warrant of $543,000 is recorded as additional interest expense over the term of the note.

Note 5 – Balance Sheet Components

	December 31,	September 30,
	2003	2004
	(unaudited)
Property and equipment (in thousands):
Computer and network equipment	$4,805	$6,146
Furniture and fixtures	278	307
Computer software	1,090	1,268
Leasehold improvements	355	905
Capitalized software and website development costs	1,419	2,329

	7,947	10,955
Less: Accumulated depreciation and amortization	(4,918)	(6,436)

	$3,029	$4,519

	December 31,	September 30,
	2003	2004
	(unaudited)
Other Assets (in thousands):
Restricted cash	$30	$30
Non-current assets	268	881
Direct expenses associated with the Company’s initial public offering	—	1,577
Interest on note receivable from stockholder	144	180

	$442	$2,668

Note 6— Subsequent Events

     Initial Public Offering

     In October 2004, the Company completed a public offering of 5,347,500 shares of common stock, including the exercise of the underwriters’ over-allotment option, generating total proceeds of approximately $44.8 million to the Company, net of underwriting discounts and commissions. In connection with the initial public offering, all shares of redeemable convertible preferred stock converted into 9,646,576 shares of common stock in accordance with the Company’s Certificate of Incorporation.

     Senior Subordinated Promissory Note

     On October 20, 2004, the Company repaid the senior subordinated promissory note of $5 million along with accrued interest of $31,000. Debt issuance cost of $83,000 and debt discount of $487,000 related to the warrant issued in connection with the note was recognized as interest expense upon repayment of the note.

     New York Office

     In November 2004, the Company entered into a five year agreement to sub-lease approximately 4,800 square feet of office space in New York through February 2009. The Company plans to move its New York offices during the 4th quarter of 2004. The future minimum lease payments are $127,000 in 2005; $131,000 in 2006; $135,000 in 2007; $139,000 in 2008 and $24,000 in 2009.

Item 2. Management’s Discussion and Analysis on Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our prospectus filed on October 14, 2004 with the SEC.

Overview

     We are a leading global online media company serving the LGBT community. Our network of websites, including our flagship websites Gay.com and PlanetOut.com, allows our members to connect with other members of the LGBT community around the world.

     We have incurred significant losses since our inception. As of September 30, 2004, we had an accumulated deficit of $37.2 million. We expect to incur significant marketing, engineering and technology, general and administrative and stock-based compensation expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to achieve profitability.

     Results of Operations

     The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(As a percentage of total revenue)
Consolidated statement of operations data:
Revenue:
Subscription services	68.1%	68.6%	66.4%	68.1%
Advertising services	24.1	25.4	23.1	24.7
Transaction services	7.8	6.0	10.5	7.2

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	42.5	30.8	36.9	34.1
Sales and marketing	41.9	35.6	36.6	34.9
General and administrative	32.5	20.0	24.4	21.6
Depreciation and amortization	10.0	10.2	10.3	9.4

Total costs and expenses	126.9	96.6	108.2	100.0

Income (loss) from operations	(26.9)	3.4	(8.2)	(0.0)
Other income (expense), net	(1.1)	(3.6)	(0.8)	(2.4)

Income (loss) before income taxes	(28.0)	(0.2)	(9.0)	(2.4)
Provision for income taxes	(0.0)	(0.3)	(0.2)	(0.1)

Net income (loss)	(28.0)%	(0.5)%	(9.2)%	(2.5)%

     The following provides some explanatory information with respect to our consolidated statements of operations data:

     We derive our revenue from three main sources: subscription, advertising and transaction services. For the forseeable future, we expect subscription and advertising services to remain our largest sources of revenue and to be more of a focus for our internal operations than transaction services.

     Subscription Services. We charge for subscriptions to our premium membership services on PlanetOut.com and Gay.com. On both of these websites, the set of services for which we offer paid premium memberships includes viewing, searching and replying to profiles, chat, instant messaging and email. The Gay.com paid premium memberships also include premium chat features, video chat and premium content. We currently offer Gay.com membership services in six languages to members who identify themselves as residing in more than 100 countries through Gay.com and localized versions of Gay.com.

     During 2003 and 2004, we have priced our premium membership services as follows, excluding promotional discounts:

	Yearly	Quarterly	Monthly	Trials
PlanetOut Premium Membership Services	$69.95	$29.95	$12.95	$4.95 3-day trial December 2002 to present

Gay.com Premium Membership Services

	Yearly	Quarterly	Monthly	Trials
January 2003 to March 2003	$89.95	$39.95	$16.95	$7.95 7-day trial
March 2003 to May 2004	$79.95	$39.95	$16.95	$6.95 7-day trial March 2003 to April 2004
				$9.95 7-day trial April 2004 to May 2004
May 2004 to October 2004	$79.95	$39.95	$17.95	$9.95 7-day trial
October 2004 to present	$89.95	$42.95	$19.95	$9.95 7-day trial

In managing our premium membership services, we track a number of operating metrics, including the following:

Premium Membership Service Operating Metrics
(including free trial promotions)

	2002	2003					2004
	Year Ended	Quarters Ended				Year Ended	Quarters Ended
	December	March		September	December	December	March		September
	31	31	June 30	30	31	31	31	June 30	30
Total Paid Subscribers	80,364	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392
Gross Additions	137,098	39,053	34,305	37,167	40,721	151,246	43,064	38,272	43,239
Total Churn (with free promotions)	112,526	30,641	34,978	33,384	34,162	133,165	36,330	32,853	35,445
Churn Rate (with free promotions)	13.8%	12.1%	13.2%	12.4%	12.0%	12.4%	11.9%	10.2%	10.3%
Net Additions	24,572	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794

Historically, we have calculated these metrics using the following definitions:

•	Total Paid Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Paid Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Paid Subscribers at the end of the period minus the Total Paid Subscribers at the beginning of the period.

Because their terms are generally shorter than the periods that we measure, we exclude paid trial subscriptions (currently, 3- and 7-day paid trials) from these operating metrics.

Recently, we began testing new promotional offers, including some free trial promotions. Members who sign up for any of these promotional offers, discounted or free, provide us with payment information and authorize us to bill them at our regular premium membership service rates, unless they cancel their subscriptions prior to the end of their promotional terms. Because these promotional offers were generally for our annual, monthly, or quarterly plans and were based on discounted offers, rather than free trials, we have historically included all cancellations of promotional subscriptions in our churn calculations.

However, as we have expanded our testing of free trial promotions, we have also examined excluding these promotions from our operating metric definitions. Because free trial subscribers do not count toward our definition of Total Paid Subscribers, we believe that excluding them from our definition of Total Churn provides a more accurate measure of subscriber turnover. As seen in the table below, excluding these free trial subscribers from these operating metrics reduces our Gross Additions, Total Churn and Churn Rate, and does not impact our Total Paid Subscribers or Net Additions.

Premium Membership Service Operating Metrics
(excluding free trial promotions)

	2002	2003					2004
	Year					Year
	Ended	Quarters Ended				Ended	Quarters Ended
				September	December	December			September
	December 31	March 31	June 30	30	31	31	March 31	June 30	30
Total Paid Subscribers	80,364	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392
Gross Additions	137,098	39,053	34,305	37,167	40,721	151,246	42,635	37,582	41,082
Total Churn (excluding free promotions)	112,526	30,641	34,978	33,384	34,162	133,165	35,901	32,163	33,288
Churn Rate (excluding free promotions)	13.8%	12.1%	13.2%	12.4%	12.0%	12.4%	11.8%	9.9%	9.7%
Net Additions	24,572	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794

Currently, we expect to provide quarter-to-quarter information about these operating metrics through the end of 2005.

     In addition to revenue from premium membership services, we derive revenue from subscriptions for print and online versions of our Out&About newsletter. We publish the newsletter ten times a year and currently anticipate that December 2004 will be the date of the final printed issue. Revenue from our Out&About newsletter subscriptions was less than 2% of our total revenue in 2003 and the first nine months of 2004.

     For both premium membership and Out&About subscriptions, we are paid up-front. We recognize subscription revenue ratably over the subscription period. As of September 30, 2004, deferred revenue related to premium membership and Out&About subscriptions totaled approximately $2.9 million and $60,000, respectively. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.

     Advertising Services. We derive advertising revenue principally from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising rates, measured on a number of bases, including on a cost per thousand impressions, or CPM, basis, depend on whether the impressions are for general rotation throughout our network or for targeted audiences through our newsletter or on our websites.

     We recognize advertising revenue ratably in the period in which the advertisement is displayed, provided that we have no significant obligation remaining and the collection of the resulting receivable is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of contracted impressions or the straight-line basis over the term of the contract. To the extent that we do not provide the contracted number of impressions during a specific time period, we defer recognition of the corresponding revenue until the thresholds are achieved.

     Throughout 2003 and 2004, our primary goals for advertising services included attracting additional advertisers, diversifying our client base and increasing average account size. We expect to continue to pursue Fortune 500 companies and other clients and to provide increasingly customized and targeted advertising campaigns.

     In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings, primarily for travel-related businesses, as well as print advertising, as part of or accompanying our Out&About newsletter. We expect to expand the scope of our online classifieds listings to include more non-travel-related businesses.

     Transaction Services. Our principal source of transaction services revenue is from sales through Kleptomaniac.com, our e-commerce website and, to a lesser extent, through our travel website, OutandAbout.com. Through Kleptomaniac.com, we offer hundreds of products, including DVDs, music CDs and fashion items, some of which we own and some of which are owned by third-parties. Revenue from Kleptomaniac.com accounted for approximately 70% of our transaction services revenue and approximately 6% of our overall revenue in 2003 and approximately 58% of our transaction services revenue and approximately 4% of our overall revenue for the first nine months of 2004. For those items that we own, we recognize revenue when the product is shipped, net of estimated returns. We recognize commissions for facilitating the sale of third-party products and services when earned, based on reports provided by the vendors or upon cash receipt if no reports are provided.

     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services and producing and maintaining content for our various websites and newsletters. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer maintenance, allocated occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold.

     We research and test potential improvements to our hardware and software systems in an effort to improve our productivity and enhance our members’ experience. We expect to continue to invest in technology and improvements in our websites. We believe costs associated with certain projects have ongoing benefit. If we believe that capitalization criteria have been met, we capitalize the development costs related to these projects which are amortized on a straight-line basis over the estimated three year useful life of the software. The amortization of capitalized software is included in depreciation and amortization. We expense the costs associated with these projects only when we believe capitalization criteria have not been met.

     Sales and Marketing. Sales and marketing expense consists of expenses related to selling, marketing and promoting our products and services. Major expense items include:

•	payroll and related benefits for employees involved in sales, client service, customer service, corporate marketing and other support functions;

•	product and service marketing and promotions;

•	general corporate marketing and promotions; and

•	allocated occupancy costs.

     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance and administrative personnel, allocated occupancy costs, professional fees, insurance and other general corporate expenses.

     Occupancy Costs. Each of our cost of revenue, sales and marketing and general and administrative expense categories include occupancy costs. The amount of charges from occupancy costs allocated to each of these categories is based on the headcount associated with each of these categories. In addition, we allocate to the general and administrative expense category the costs of any one-time charges associated with lease terminations.

     Stock-based Compensation and Related Charges. Each of our cost of revenue, sales and marketing and general and administrative expense categories include stock-based compensation charges for equity instruments issued to employees. These charges represent the intrinsic value, if any, between the respective exercise price of stock options or stock grants and the fair market value of the underlying stock on the date of grant or reporting date if the option is subject to variable plan accounting.

     At September 30, 2004, we had options to acquire 56,086 shares of our capital stock subject to variable plan accounting which requires us to measure the intrinsic value at each reporting date until these options expire, or are exercised or forfeited. In any period, variable plan accounting may result in increases or decreases in stock-based compensation, depending on the estimated fair market value of our capital stock. We amortize deferred stock-based compensation over the vesting periods of the individual options, using the multiple option method. Changes in fair market value will result in stock-based compensation expense or credit in each period. We recognized employee stock-based compensation expense of $1.6 million in 2003, and $1.7 million in the first nine months of 2004.

     At September 30, 2004, we had unearned stock-based compensation of $2.0 million, of which $410,000 will be amortized in 2004, $986,000 will be amortized in 2005, $480,000 will be amortized in 2006 and $184,000 will be amortized in 2007. We may recognize additional stock-based compensation expense in the future if we grant additional options with an exercise price below the fair market value of our stock.

Comparison of the Three Month and Nine Month Periods Ended September 30, 2004 and September 30, 2003

Revenue

     Total revenue increased approximately 29%, from $13.8 million in the nine months ended September 30, 2003 to $17.9 million in the nine months ended September 30, 2004. Total revenue increased approximately 29%, from $4.9 million in the three months ended September 30, 2003 to $6.3 million for the three months ended September 30, 2004.

     Subscription Services. From September 30, 2003 to September 30, 2004, the number of our subscribers grew from approximately 91,900 to approximately 118,400. As a result of this increase, our subscription revenue for the nine months ended September 30, 2003 and 2004 increased approximately 33%, from $9.2 million to $12.2 million, respectively. Subscription revenue for the three months ended September 30, 2003, 2004 increased approximately 30%, from $3.3 million to $4.3 million, respectively. Other factors that contributed to this change in revenue included:

•	an expansion in the number of customer support representatives and their hours of coverage;

•	the effect of the increase in marketing and promotional activities that began in the second quarter of 2003; and

•	a reduction in revenue from our PlanetOut.com premium membership service, as we have concentrated more of our marketing activities on our Gay.com premium membership service.

     Revenue from our premium membership services made up more than 98% of subscription revenue in the three and nine months ended September 30, 2003 and 2004. For the foreseeable future, we expect subscription services to grow and to continue to remain our largest revenue area.

     Advertising Services. Our advertising services revenue increased approximately 38%, from $3.2 million in the nine months ended September 30, 2003 to $4.4 million in the nine months ended September 30, 2004. Advertising services revenue increased approximately 33%, from $1.2 million in the three months ended September 30, 2003 to $1.6 million in the three months ended September 30, 2004. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. While the number of accounts decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, the average account size increased, reflecting efforts to concentrate on large corporate accounts. Other factors that affected our advertising revenue for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 included:

•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the increasing interest of advertisers in targeting the LGBT community;

•	our decision to suspend advertising on our French language website, fr.gay.com, in mid-2003; and

•	periodic advertising capacity constraints during the nine months ended September 30, 2004 on the most popular areas of our website serving the United Kingdom, uk.gay.com.

  For the foreseeable future, we expect online advertising to grow and to continue to remain the largest portion of our overall advertising services revenue.

     Transaction Services. Our transaction services revenue declined from $1.4 million in the nine months ended September 30, 2003 to $1.3 million in the nine months ended September 30, 2004. Transaction services revenue remained $0.4 million in the three months ended September 30, 2003 and 2004. The decline over the nine month period was largely due to the ongoing shift of internal promotional space on our websites away from Kleptomaniac.com toward our premium membership services and advertising services. This decline also reflects the fact that sales on Kleptomaniac.com were unusually high in the first quarter of 2003 due to the popularity of DVD compilations that were released in that quarter. Revenue from Kleptomaniac.com accounted for approximately 58% of transaction services revenue in the first nine months of 2004 and approximately 70% in the first nine months of 2003. Transaction revenue from sources other than Kleptomaniac.com, while relatively small in total dollar amounts, increased for the first nine months of 2004 as compared to the first nine months of 2003.

  Operating Costs and Expenses

     Total operating expenses grew approximately 20%, from $14.9 million in the nine months ended September 30, 2003 to $17.9 million in the nine months ended September 30, 2004. These numbers include stock-based compensation expenses of $1.4 million and $1.7 million in the nine months ended September 30, 2003 and 2004, respectively. Total operating expenses decreased approximately 2%, from $6.2 million in the three months ended September 30, 2003 to $6.1 million in the three months ended September 30, 2004. These numbers include stock-based compensation expenses of $1.6 million and $0.5 million in the three months ended September 30, 2003 and 2004, respectively.

     Cost of Revenue. Our cost of revenue increased approximately 20%, from $5.1 million in the nine months ended September 30, 2003 to $6.1 million in the nine months ended September 30, 2004. This change was primarily the result of increases in labor-related expenses associated with increases in headcount and compensation. In addition, credit card processing fees increased by $115,000 due to growth in revenue from subscription services and hardware and software maintenance expenses increased by $59,000. These increases included capitalized development expenses of $647,000 in the first nine months of 2003 and $634,000 in the first nine months of 2004. Cost of revenue decreased approximately 7%, from $2.1 million in the three months ended September 30, 2003 to $1.9 million in the three months ended September 30, 2004. This change was primarily the result of decreases in stock-based compensation of $349,000, offset by increases in labor-related expenses associated with increases in headcount and compensation. For the foreseeable future, we expect cost of revenue, exclusive of stock-based compensation expenses, to increase in absolute dollars as our investment in headcount and other expenses grow along with our revenue.

     Sales and Marketing. Our sales and marketing expenses increased approximately 24%, from $5.0 million in the nine months ended September 30, 2003 to $6.2 million in the nine months ended September 30, 2004. This change was attributable primarily to expanded investment in promotional activities in the amount of $862,000 and an increase in labor-related expenses associated with increases in headcount and compensation of $465,000, including changes in stock-based compensation expenses of $64,000. Sales and marketing expenses increased approximately 9%, from $2.1 million in the three months ended September 30, 2003 to $2.2 million in the three months ended September 30, 2004. This change was attributable primarily to expanded investment in promotional activities in the amount of $268,000. For the foreseeable future, we expect sales and marketing expenses, exclusive of stock-based compensation expenses, to increase in absolute dollars as we expand our investment in marketing activities.

     General and Administrative. Our general and administrative expenses increased approximately 16% from $3.4 million in the nine months ended September 30, 2003 to $3.9 million in the nine months ended September 30, 2004. This change was primarily the result of increases in labor-related expenses associated with increases in headcount and compensation of $687,000, including changes in stock-based compensation expenses of $204,000. The increase also includes changes in professional fees of $115,000, reflecting an increase in accounting and legal expenses as a result of our decision to become a public company. General and administrative expenses decreased approximately 19% from $1.6 million in the three months ended September 30, 2003 to $1.3 million in the three months ended September 30, 2004. This change was primarily the result of decreases in stock-based compensation of $482,000. For the foreseeable future, we expect general and administrative expenses, exclusive of stock-based compensation expenses, to grow due to the expenses associated with being a public company.

     Depreciation and Amortization. Our depreciation and amortization expenses grew by approximately 17%, from $1.4 million in the nine months ended September 30, 2003 to $1.7 million in the nine months ended September 30, 2004. Depreciation and amortization expenses grew by approximately 32%, from $488,000 in the three months ended September 30, 2003 to $645,000 in the three months ended September 30, 2004. For the foreseeable future, we expect depreciation and amortization costs to increase with the growth of our investment in hardware, software and capitalized development expenses.

     Interest expense. Our interest expense grew by approximately 264%, from $118,000 in the nine months ended September 30, 2003 to $430,000 in the nine months ended September 30, 2004. Interest expense grew by approximately 329%, from $56,000 in the three months ended September 30, 2003 to $240,000 in the three months ended September 30, 2004. The change for both the three month and nine month periods reflects the effect of interest payments in connection with our senior subordinated promissory note.

  Liquidity and Capital Resources

     We have historically financed our operations primarily through private sales of equity and capitalized leases. During the nine months ended September 30, 2003, net cash provided by operating activities was $1.2 million, and was primarily attributable to the growth of our premium subscription services, offset by $1.2 million in payments to settle a lease dispute related to our former San Francisco headquarters facility. During the nine months ended September 30, 2004, net cash provided by operating activities was $2.3 million, and was primarily attributable to the growth of our premium subscription services, offset by $1.6 million in payments for our lease settlement. Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2003, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2004, and was primarily attributable to purchases of property and equipment. Net cash used by financing activities in the nine months ended September 30, 2003 was $595,000 and was primarily attributable to payments of capitalized lease obligations. Net cash provided by financing activities in the nine months ended September 30, 2004 was $3.1 million and was primarily attributable to the issuance of our $5.0 million senior subordinated promissory note in May 2004, net of expenses related to our offering and payments of capitalized lease obligations. As of September 30, 2003 and September 30, 2004, we had cash and cash equivalents of approximately $1.7 million and $5.6 million, respectively.

     Subsequent to September 30, 2004, we completed our initial public offering in October 2004. We raised $38.9 million, net of underwriters’ fees, in the offering, and an additional $5.8 million in the exercise of the underwriters’ over-allotment option. We also paid off our senior subordinated promissory note in full, including principle and interest, on October 20, 2004. We intend to use a portion of the net proceeds from our initial public offering to repay all outstanding indebtedness under our senior subordinated promissory note and the balance for working capital and general corporate purposes. We have not allocated a specific portion of our net proceeds from our initial public offering to any particular purpose, other than repayment of indebtedness under our senior subordinated promissory note. The amount and timing of our actual expenditures will depend on numerous factors, such as the progress of our development and marketing efforts and the amount of cash used by our other operations. Thus, we will retain broad discretion over the use of the net proceeds from our initial public offering.

     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally and for other general corporate activities. In the nine months ended September 30, 2004, we devoted $634,000 to investment in product development and $1.8 million to external marketing of our products and services both domestically and internationally.

     Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering, will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, or if this offering is not consummated, we may need to reduce our planned operations and expansion activities.

  Off-balance Sheet Liabilities

     We did not have any off-balance sheet liabilities as of September 30, 2004.

  Other Contractual Commitments

     The following table summarizes our contractual obligations as of September 30, 2004, excluding the redemption value attributable to our series D and E preferred stock which converted into common stock at the time of the closing of our initial public offering in October 2004, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Remainder of			After
	Total	2004	2005-2007	2008-2009	2010
	(In thousands)
Contractual obligations:
Capital lease obligations	$1,866	$454	$1,314	$98	$—
Operating leases	9,696	136	3,720	2,773	3,067
Purchase obligations	465	93	372	—	—
Senior subordinated promissory note(1)	5,000	5,000	—	—	—

Total contractual obligations	$17,027	$5,683	$5,406	$2,871	$3,067

(1)	Our senior subordinated promissory note was due on the earlier of January 2007 or thirty days after the completion of our initial public offering and the note was paid in full on October 20, 2004.

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.

     Operating Leases. We lease or sublease office space and equipment under noncancelable operating leases with various expiration dates through January 20, 2012. In 2002, we terminated our headquarters lease which resulted in a decrease in our rent expense in 2003 and the first quarter of 2004. In July 2004, we entered into a new lease for our executive headquarters. The new lease is for a larger facility at a higher average cost per square foot and will result in an increase in our current occupancy cost. In addition, in November 2004, we entered into a five year agreement to sub-lease approximately 4,800 square feet of office space in New York through February 2009. We plan to move our New York offices during the 4th quarter of 2004. The future minimum lease payments are $127,000 in 2005; $131,000 in 2006; $135,000 in 2007; $139,000 in 2008 and $24,000 in 2009.

     Purchase Obligations. In January 2002, we entered into a co-location facility agreement with a third party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $31,000. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $372,000 for 2005.

  Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

     We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis on which we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:

     Revenue Recognition. Subscription and transaction services are generally paid for upfront by credit card, subject, in some cases, to cancellations by subscribers or charge backs from transaction processors. We also provide limited return rights in connection with our transaction services. We base the recognition of premium subscription and transaction services revenue on our assessment of the estimated rates of cancellations, charge backs and returns which historically have been insignificant. We base the recognition of advertising services revenue partly on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing and amount of revenue recognition may vary if we use different assessments of the probability of collection of accounts receivable and the rates of cancellations, charge backs and returns.

     Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of September 30, 2004 was $48,000.

     We have recorded a full valuation allowance of $15.2 million as of September 30, 2004 against our deferred tax assets due to uncertainties related to our ability to realize the benefit of our deferred tax assets primarily from our net operating losses. In the future, if we generate sufficient taxable income and we determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would impact the results of operations in that period.

     Goodwill and Other Long-lived Assets. Our long-lived assets include goodwill, intangibles, property and equipment. We are required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of the enterprise. We complete our annual test as of December 1 and any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

     We are required to record an impairment charge on intangibles or long-lived assets to be held and used when we determine that the carrying value of these assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate that we determine to be commensurate with the risk inherent in our business model. Our estimates of cash flow require significant judgment based on our historical results and anticipated results and are subject to many factors.

     Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met and amortize these costs on a straight-line basis over the estimated useful life, generally three years. For 2003 and the three and nine months ended September 30, 2004, we capitalized $855,000, $153,000 and $634,000, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.

  Seasonality and Inflation

     We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, print and online advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year, and sales on Kleptomaniac.com are affected by the holiday season and by the timing of the release of compilations of new seasons of popular television series.

     Inflation has not had a significant effect on our revenue or expenses historically and we do not expect it to be a significant factor in the short-term. However, inflation may affect our business in the medium- to long-term. In particular, our operating expenses may be affected by a tightening of the job market, resulting in increased pressure for salary adjustments for existing employees and higher cost of replacement for employees that are terminated or resign.

  Recent Accounting Pronouncements

     In March 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for fiscal years beginning after June 15, 2005.

     In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and our earnings when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this standard did not have any impact on the resulting earnings per share of the periods presented.

  Risk Factors

     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also affect our business, financial conditions and results of operations. These risks should be read in conjunction with the other information set forth in this Form 10-Q and our prospectus filed on October 14, 2004.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

     We have experienced significant net losses and we may continue to incur losses for the foreseeable future given our anticipated increase in sales and marketing expenditures. We incurred net losses of approximately $16.5 million, $7.9 million and $0.8 million for the years ended December 31, 2001, 2002 and 2003, respectively. As of September 30, 2004, our accumulated deficit was approximately $37.2 million. We have not yet achieved profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability in the near future or at all, our financial condition will suffer and our stock price could decline.

If our efforts to attract and retain subscribers are not successful, our revenue will decrease.

     Because most of our revenue is derived from our premium membership services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services that are not favorably received or if we fail to introduce compelling new features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.

     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. Subscribers cancel their subscription to our service for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value and that customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers, which will harm our financial condition.

Our success depends, in part, upon the growth of Internet advertising and upon our ability to accurately predict the cost of customized campaigns.

     We compete with traditional media including television, radio and print, in addition to high-traffic websites, such as those operated by Yahoo!, Google, AOL and MSN, for a share of advertisers’ total online advertising expenditures. We face the risk that advertisers might find the Internet to be less effective than traditional media in promoting their products or services, and as a result they may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and historically have not devoted a significant portion of their advertising expenditures to Internet advertising. Additionally, filter software programs that limit or prevent advertisements from being displayed on or delivered to a user’s computer are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect Internet advertising. Our business could be harmed if the market for Internet advertising does not grow.

     Currently, we offer advertisers a number of alternatives to advertise their products or services on our websites and to our members, including banner advertisements, rich media advertisements, email campaigns, text links and sponsorships of our channels, topic sections, directories and other online databases and content. Frequently, advertisers request advertising campaigns consisting of a combination of these offerings, including some that may require custom development. If we are unable to accurately predict the cost of developing these custom campaigns for our advertisers, our expenses will increase and our margins will be reduced.

If advertisers do not find the LGBT market to be economically profitable, our business will be harmed.

     We focus our services exclusively on the LGBT community. Advertisers and advertising agencies may not consider the LGBT community to be a broad enough or profitable enough market for their advertising budgets, and they may prefer to direct their online advertising expenditures to larger high-traffic websites that focus on broader markets. If we are unable to attract new advertisers, if our advertising campaigns are unsuccessful with the LGBT community or if our existing advertisers do not renew their contracts with us, our revenue will decrease and operating results will suffer.

  Our limited operating history makes it difficult to evaluate our business.

     As a result of our recent growth and limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses, number of subscribers and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause our net losses to be greater than expected, which could cause a decline in the trading price of our common stock.

  We expect our operating results to fluctuate which may lead to volatility in our stock price.

     Our operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-over-period comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one period as an indication of our future or long-term performance. Our operating results in future quarters may be below the expectations of public market analysts and investors, which may result in a decline in our stock price.

  Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.

     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could be also targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a registration profile, enters a chat room and displays third-party advertisements. Any successful attempt by hackers to disrupt our websites services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.

  The risks of transmitting confidential information online, including credit card information, may discourage customers from subscribing to our services or purchasing goods from us.

     In order for the online marketplace to be successful, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of our customer transaction data. Any breach could cause consumers to lose confidence in the security of our websites and choose not to subscribe to our services or purchase goods from us. We currently do not offer alternative payment options and cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information or that of our users. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and may significantly disrupt our operations and harm our reputation, operating results or financial condition.

  If we are unable to provide satisfactory customer service, we could lose subscribers.

     Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service center. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.

  If we are unable to compete effectively, we may lose market share and our revenue may decline.

     Our markets are intensely competitive and subject to rapid change. We compete with a number of large and small companies, such as vertically integrated Internet portals and specialty focused media that provide online and offline products and services to the LGBT community. In our subscription business, we compete with other online services, such as those offered by Match.com and Yahoo! Personals, as well as a number of other smaller online companies focused specifically on the LGBT community. In our online advertising business, we compete with a broad variety of content providers. We also compete with offline LGBT media companies, including local newspapers, national and regional magazines, satellite radio and television shows. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.

     Some of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and technology development than we do. The rapid growth of our online subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition, such as InterActiveCorp, Microsoft, Time Warner, Viacom or Yahoo! which may choose to increase their focus on the LGBT market. Increased competition may result in reduced operating margins, loss of market share and reduced revenue.

  We may be the target of negative publicity campaigns or other actions by advocacy groups that could disrupt our operations because we serve the LGBT community.

     Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we serve the LGBT community. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because we serve the LGBT community, which, in turn, may hurt the value of our stock.

  If we are unable to protect our domain names, our reputation and brand could be harmed if third parties gain rights to, or use, these domain names in a manner that would confuse or impair our ability to attract and retain customers.

     We have registered various domain names relating to our brand, including Gay.com, PlanetOut.com, Kleptomaniac.com and OutandAbout.com. If we fail to maintain these registrations, a third party may be able to gain rights to these domain names, which will make it more difficult for users to find our websites and our service. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

  If we fail to adequately protect our trademarks and other proprietary rights, or if we get involved in intellectual property litigation, our revenue may decline and our expenses may increase.

     We rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright and trade secret protection laws, to protect our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers and other customers may suffer, resulting in loss of revenue.

     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.

  If we fail to manage our growth, including through acquisitions and our planned international expansion, our business will suffer.

     We have significantly expanded our operations, and anticipate that further expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. If we make future acquisitions or continue to expand our marketing efforts, we may issue shares of stock that dilute the interests of our other stockholders, expend cash, incur debt, assume contingent liabilities, create additional expenses or face difficulties in integrating acquired assets or businesses into our operations, any of which might harm our financial condition or results of operations.

     In addition, we offer services and products to the LGBT community outside the United States, and we intend to continue to expand our international presence, which may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that Internet infrastructure in foreign countries may be less advanced than Internet infrastructure in the United States. Expansion into international markets requires significant resources that we may fail to recover by generating additional revenue.

     If we are unable to successfully expand our international operations, manage growth effectively or successfully integrate any assets, technologies or businesses that we may acquire, our revenue may decline and our profit margins will be reduced.

  Existing or future government regulation in the United States and other countries could limit our growth and result in loss of revenue.

     We are subject to federal, state, local and international laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights and information security. In particular, we are currently required, or may in the future be required, to:

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue.

     The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could limit our growth and reduce our membership base and revenue.

     If one or more states or countries successfully assert that we should collect sales or other taxes on the use of the Internet or the online sales of goods and services, our expenses will increase resulting in lower margins.

     In the United States, federal and state tax authorities are currently exploring the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could increase our expenses and decrease our profit margins.

     In 2003, the European Union implemented new rules regarding the collection and payment of VAT. These rules require VAT to be charged on products and services delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now being taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products and services that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these rules, we are required to collect and remit VAT on digital orders received from purchasers in the European Union, effectively reducing our revenue by the VAT amount because we currently do not pass this cost on to our customers.

     We also do not currently collect sales, use or other similar taxes for sales of our subscription services or for physical shipments of goods into states other than California. In the future, one or more local, state or foreign jurisdictions may seek to impose sales, use or other tax collection obligations on us. If these obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into that state or jurisdiction as the effective cost of purchasing goods or services from us will increase for those residing in these states or jurisdictions.

  If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.

     Our success depends on the collective experience of our senior executive team and on our ability to hire, train, retain and manage other highly skilled employees. Disruptions in our senior executive team could harm our business and financial results or limit our ability to grow and expand our business. We cannot assure you that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.

  We may need additional capital and may not be able to raise additional funds on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience dilution of their ownership interests. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations. We cannot assure you that we will not require additional capital in the near future.

  Our executive offices and our data center are located in the San Francisco Bay area. In the event of an earthquake, other natural or man-made disaster or power loss, our operations could be interrupted, resulting in lower revenue.

     Our executive offices and our data center are located in the San Francisco Bay area. Our business and operations could be disrupted in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, break-ins or similar events. Because the San Francisco Bay area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our systems and infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling blackouts. If rolling blackouts or other disruptions in power occur, our business and operations could be disrupted, and we will lose revenue.

  Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

     Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they will:

•	authorize our board of directors, without stockholder approval, to issue up to 5,000,000 shares of undesignated preferred stock;

•	provide for a classified board of directors;

•	prohibit our stockholders from acting by written consent;

•	establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

     As a Delaware corporation, we are also subject to Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

  Our stock price may be volatile and you may lose all or part of your investment.

     The market price of our common stock may be subject to significant fluctuations. It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. If this occurs, our stock price will decline.

In addition, the stock markets have experienced significant price and trading volume fluctuations, and the market prices of Internet-related and e-commerce companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may impact the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. This type of litigation could result in substantial costs to us and a likely diversion of our management’s attention. We cannot assure that you will receive a positive return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

     Our operations have been conducted primarily in the United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenues, operating expenses and net income. Conversely, our net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. We do not currently have a currency hedging program to mitigate the effect of fluctuations of currency prices on our financial results.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of September 30, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently subject to any material legal proceedings. We may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the Internet industry. We are currently involved in the following matters. We do not believe, based on current knowledge, that any of the following legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.

     In November 2000, a former employee of the Company filed a lawsuit against OLP and a number of the Company’s former employees, including its current President, Mark Elderkin, and his partner, Jeff Bennett. The complaint alleges breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by OLP in 1999. The plaintiff claims that the membership interest he negotiated in Pridecom LLC does not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff seeks an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. In July 2001, the San Francisco Superior Court ordered the parties to mediate the case and, if the mediation proved unsuccessful, to arbitrate the case. The matter was mediated in March 2004, but we were unable to reach agreement with the plaintiff. We intend to defend ourselves vigorously in this matter and filed a demand for arbitration. No amount has been recorded for this contingency because we believe that the likelihood of loss is remote.

     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against PlanetOut and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against the use of the word “gay” as a domain name and monetary damages of €300,000. We estimate that our range of possible loss is from no loss and no injunction to the full amount of the plaintiff’s prayer for relief. No amount has been recorded for this contingency because of uncertainty as to the amount that would be required to be paid, if any. We intend to defend ourselves vigorously in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the period July 1 through September 30, 2004, we issued options to purchase an aggregate of 31,816 shares of capital stock, all of which at an exercise price of $13.42, under the our equity incentive plans. During the same period, a total of 17,550 shares of capital stock were issued upon exercise of outstanding options, at exercise prices ranging from $0.44 to $4.07 per share, under our equity incentive plans. There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about PlanetOut or had access, through employment or other relationships, to such information.

     On October 13, 2004, a registration statement on Form S-1 (No. 333-114988) was declared effective by the Securities and Exchange Commission, pursuant to which 5,347,500 shares of common stock were offered and sold by us at a price of $9.00 per share, generating total proceeds, net of underwriting discounts and commissions, of approximately $44.8 million. In connection with the offering, we incurred approximately $2.9 million in underwriting discounts and commissions and approximately $1.8 million in other related expenses. The managing underwriters were SG Cowen & Co., LLC, RBC Capital Markets Corporation and WR Hambrecht + Co, LLC. From the time of receipt, we have used the net proceeds from our initial public offering to invest in short-term, investment grade interest-bearing securities, to pay off the principal and interest under our senior subordinated promissory note and for working capital needs. The net proceeds of the initial public offering will be used for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of PlanetOut or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.

Issuer Purchases of Equity Securities.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased as	Approximate Dollar Value)
	Number of	(b) Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid per	Announced Plans or	Purchased Under the Plans
Period	Purchased (1)	Share	Programs	or Programs
July 1, 2004 – July 31, 2004	1,449	$0.43	—	—
August 1, 2004 – August 31, 2004	258	$0.43	—	—
September 1, 2004 – September 30, 2004	6,382	$0.43	—	—
Total	8,089	$0.43	—	—

(1) All of the repurchases were pursuant to contractual rights of PlanetOut to repurchase shares of its capital stock from employees in connection with the termination of employment. PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock. All share and per share amounts have been adjusted to reflect the reverse stock split in July 2004 and the conversion of all preferred stock at the time of our initial public offering in October 2004.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

(a) Exhibits

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2004		PLANETOUT INC.

	By:	/s/ Jeffrey T. Soukup

Jeffrey T. Soukup
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION OF DOCUMENTS
3.1	(1)	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2	(2)	Amended and Restated Bylaws, as currently in effect.

4.1	(3)	Specimen of Common Stock Certificate.

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.

(3)	Filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference.