Form 10-K
period 2004-12-31
PLANETOUT INC
filed 2005-03-31
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-50879
PLANETOUT INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3391368
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Sansome Street, San Francisco CA (Address of principal executive offices)	94111 (Zip Code)
(415) 834-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      As of March 1, 2005, there were 17,011,063 shares of the registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $101,262,075. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain sections of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PlanetOut Inc.
Form 10-K
For The Fiscal Year Ended December 31, 2004
Special Note Regarding Forward-Looking Statements
      Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2004, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 7, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I

Item 1.	Business
Company Overview
      We are a leading global online media company serving the lesbian, gay, bisexual and transgender, or LGBT, community, a market expected to have a reported buying power of approximately $610 billion in 2005 in the United States alone. Our network of websites, including our flagship websites Gay.com and PlanetOut.com, allows our members, or those visitors who register on our websites by providing us with a name, email address and other personal data, to connect with other members of the LGBT community around the world. Gay.com ranked number one, among all websites measured, for average time spent per visitor in December 2004, according to Nielsen// NetRatings’ Loyalty Stickiness Report for visitors accessing the websites from home in the U.S. We generate most of our revenue from subscription fees for premium membership services that we offer in English, French, German, Italian, Portuguese and Spanish to our members who identify themselves as residing in more than 100 countries. Premium membership is a paid service that enables members to access a number of special features that are not available under our free basic membership package. We also generate revenue from online advertising and e-commerce targeted to the LGBT community.
      Our membership base is large and growing. We believe that our base of over 3.4 million active members, or those members who have logged on at least once during the preceding twelve months, constitutes the most extensive network of gay and lesbian people in the world. Registration is free and allows access to integrated services, including profile creation and search, chat and instant messaging. By paying a fee, members become subscribers with access to our premium membership services, including advanced search, unlimited access to profiles and photographs, enhanced chat and premium content. Since we introduced our premium membership services in 2001, our subscribers have grown to approximately 127,500 as of December 31, 2004, with a weighted average monthly subscription fee of approximately $12.36 per subscriber. Although we have incurred net losses in each of the last three fiscal years, these losses have decreased as our subscription base has grown, from a net loss of approximately $16.5 million for the year ended December 31, 2001 to a net loss of approximately $0.5 million for the year ended December 31, 2004.
      Through our global reach, we believe that we are able to provide advertisers with unparalleled access to the LGBT community. We generate revenue from run-of-site advertising, advertising within specialized content channels and through our online-community areas, member-targeted emails and research for our advertisers. For example, we offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and third-party analysis performed by an independent advertising index service. We have run advertising campaigns on our network for numerous Fortune 500 and other companies.
      We also offer our users access to specialized products and services through our transaction-based websites that generate revenue through sales of products and services of interest to the LGBT community. Through Kleptomaniac.com, we offer fashion, video and music products. Through our other websites we provide access to premium content targeted to gay and lesbian travelers.
Industry Background
      The Internet is a global communications medium, enabling millions of people to obtain and share information, interact with each other and conduct business electronically. Worldwide, the number of Internet users has grown from approximately 390 million in 2000 to more than 700 million in 2003 and is expected to reach over one billion by 2007, according to March 2004 and December 2002 reports by International Data Corporation, or IDC. IDC also estimates that worldwide e-commerce spending grew from approximately $359 billion in 2000 to more than $1.6 trillion in 2003.

Online Content Spending
      The online paid content and services market has grown alongside the growth in Internet usage generally, as an increasing number of consumers have shown a willingness to pay for Internet content and services, such as personals and dating services, business and investment services, including business news and investment advice, and entertainment and lifestyle services, including digital music, recipes and other content intended for amusement, leisure and diversion.
      The Online Publishers Association estimates that consumer spending for online content was approximately $1.8 billion in 2004, and that the dating and personals category accounted for the largest share of this amount, with spending of approximately $469.5 million, or 26% of the total.

Online Advertising
      Across the entire U.S. online advertising market, IDC forecasts an increase in spending from $5.7 billion, or 2.4%, of the $237 billion spent in the United States in 2002 on all forms of advertising, to $12.8 billion projected to be spent in 2007. We believe that online advertising will grow and diversify as it captures a larger share of total advertising dollars. The largest online advertising-based business models now regularly attempt to attract national advertisers with cross-media campaign opportunities, while smaller, niche advertising businesses are increasingly offering the option of advertising online as a means of focusing their marketing efforts on specific audiences who are often not efficiently reached through general advertising campaigns or other advertising media.

LGBT Demographics and Media Coverage
      According to a report prepared by Packaged Facts and Witeck-Combs Communications, Inc., approximately 7%, or 15 million adults of the general U.S. population identify themselves as gay, lesbian, bisexual or transgendered. This report also estimates that gay and lesbian consumers in the United States will have a combined buying power of approximately $610 billion in 2005. LGBT consumers are also loyal: the same report estimates that 78% have reported to have switched to brands offered by companies with a commitment to diversity.
      We believe that of all of the major media formats, the Internet has the greatest potential for reaching the LGBT community in large, targeted numbers, in part because of the desire for discretion which many members of the LGBT community feel and the lack of LGBT-focused media alternatives in many geographic areas. Approximately 80% percent of gay men and 76% of lesbians actively use the Internet and 63% of gay and lesbian consumers made purchases online compared to 53% of heterosexual consumers, according to Forrester Research. In addition, online advertising influences gay and lesbian buying decisions: according to the Packaged Facts/Witeck-Combs report, while only 35% of heterosexual consumers say that online advertisements influence their purchasing decisions, 42% of gay and lesbian consumers are influenced by online advertisements. As a leading LGBT-focused company with substantial online services, we believe that we are uniquely positioned to take advantage of the opportunities presented by this market.
      The non-Internet based, or offline, LGBT media industry is fragmented and consists largely of independent print publications and a limited number of radio stations, television programs and cable outlets. We do not believe that any of these offline media formats offer the targeted global reach and network efficiencies that our services provide. Our base of 3.4 million active members is greater than ten times the total audited circulation of the top three LGBT-focused print publications in the United States. While gay-themed television shows such as “Will & Grace,” “Queer as Folk” and “Queer Eye for the Straight Guy” have attracted large audiences, we believe that their focus on targeting a general audience makes them less attractive to advertisers who want to reach the LGBT market in the most cost-effective way.

Competitive Strengths
      We believe that the following competitive strengths have led to our growth:
      Critical Mass of Active Members. We believe that our base of over 3.4 million active members constitutes the largest network of gay and lesbian people in the world. We have expanded our reach and market position by offering our services in six languages to members who identify themselves as residing in more than 100 countries through our flagship websites and through localized versions of our Gay.com website. This critical mass helps us grow and serves as a barrier to entry for our potential competitors, as new members looking for friendships, dating and long-term relationships are attracted to the large pool of current members on our websites. We also believe that the size and attractive demographic characteristics of our global membership base are appealing to advertisers who seek cost-effective ways to target the LGBT market.
      Compelling Features. We offer compelling editorial and programming content to the LGBT community, covering topics such as travel, news, entertainment, shopping, business and health. In addition, we believe that our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our members to generate and share their own content and interact with one another keeps our members returning to our websites. This increases our member-to-member and member-to-content connections and provides us with more opportunities to convert members into paying subscribers.
      Diversified Revenue Streams. We derive our revenue from subscription fees paid for premium membership services on our flagship websites, online advertising and e-commerce. Although our premium membership services currently represent a majority of our revenue, we believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets. With prepaid trial, monthly, quarterly and annual subscription terms and with automatic rebilling, our premium membership services also provide working capital benefits and improve our ability to predict our near-term revenue.
      Scalable Business Model. We believe that we have a business model in which additional revenue is generated at relatively low increases in cost. As with many subscription business models, we believe that the marginal cost to us of providing services to each new subscriber is low. However, unlike most traditional subscription models, where content must be created or purchased by the publisher and may involve additional distribution expenses, much of the content available through our websites is generated by members and made available by us at little incremental cost to us. By creating additional web pages or chat screens on which we can place advertisements, each additional user on our websites also generates additional advertising capacity at little incremental cost.
      Strong Community Affinity. We believe that we have developed a loyal, active community of members. The viral marketing that occurs through our members is an important source of our growth, as increasing social interaction among members within our online community and word-of-mouth in the broader LGBT community help us obtain new members, retain members, drive return visits and convert members into paid subscribers. We also believe that the Gay.com domain name is a powerful brand that helps reinforce our position as the leading network of LGBT people in the world.
Growth Strategy
      Our goal is to enhance our position as an LGBT-focused market leader by connecting, enriching and illuminating the lives of gay and lesbian people worldwide. We intend to achieve this through the following strategies:
      Growing Traffic and Membership. We intend to leverage our critical mass of members to increase the number of our users, members and subscribers and increase revenue.

•	Increased Marketing. While our membership and subscriber bases have grown historically without significant product marketing investments, we plan to expand our multi-channel marketing programs to help drive traffic, member and subscriber growth. We plan to market directly to consumers through online banner advertisements, keyword buys and affiliate programs, as well as through traditional means, such as print advertising in gay and lesbian newspapers and magazines and outdoor advertising in gay- and lesbian-identified neighborhoods. For example, in the fourth quarter of 2004, we launched a print and outdoor marketing campaign, titled “Play for Keeps,” aimed at branding the company and increasing membership and subscriptions. We also held the first annual Mr. Gay.com contest, which attracted contestants from our global subscription base. We expect these marketing efforts to highlight our large, critical mass of members, which we believe will appeal to potential members and subscribers looking for friendships, dating and long-term relationships. We also plan to increase our visibility through sponsorship of, and participation at, community events, such as the annual LGBT Pride celebration events.

•	Compelling New Features. We plan to add new features and services such as member-generated groups, access to member-generated audio and video content and the availability to reply to both Gay.com and PlanetOut.com profiles from a single account. In the fourth quarter, we launched “Who’s Online” search functionality, as well as Buddy Lists, Hot Lists and “Who Thinks I’m Hot” lists. By enhancing the functionality of our offerings, we believe that we can enhance the value of our services, attract new subscribers and increase our revenue.

•	International Expansion. With international sales accounting for approximately 4% of our total revenue in 2004, we believe that international expansion presents a significant growth opportunity. We plan to expand the number of languages in which we offer our services, the number of localized versions of our Gay.com website and the marketing of our services in Europe, Asia, Australia and South America. In addition, we plan to roll out multi-currency payment options that we believe will contribute to growth in our international subscriber base.

      Retaining Subscribers. As with other subscription services, we can increase revenue by retaining subscribers for longer periods of time. We believe we can achieve this by offering our subscribers an enhanced product offering, by reducing credit card failures through enhancements to our current transaction system, by providing new value-added services and by attracting subscribers to longer-term subscription plans. We also believe that we can retain subscribers by offering them live customer service support to help solve technical or site usage difficulties that might otherwise cause them to cancel their subscription. For example, in 2004 we completed the multi-phased launch of our toll-free live telephone and one-on-one chat customer support for all English language subscribers to our Gay.com premium membership service worldwide who wished to cancel their subscription or who required technical support. As of December 31, 2004, our average length of subscription for our premium members was approximately 9.9 months excluding cancellations from free trials, compared to 8.1 months one year earlier.
      Capitalizing on Growth of Internet Advertising and Increased Acceptance of the LGBT Market. We believe that our large active membership provides us with significantly greater reach than traditional LGBT-focused media and that we are well positioned to benefit from competition among advertisers wishing to target the LGBT community. In addition, by expanding our online content and adding new pages to our websites on which we are able to place additional advertisements and links to other areas of our websites, we believe that we can grow advertising inventory and direct traffic on our websites to areas that generate higher advertising revenue for us. We anticipate that this will also broaden our advertiser base. We plan to expand our online content by producing new content for our top areas and by acquiring content from third parties. For example, in 2004, we developed new style and family channels on our flagship websites, and we currently purchase a limited amount of original articles and other content, such as gay sports and HIV educational information, from freelance writers and other third parties. We believe we can drive traffic to these higher revenue areas by integrating relevant content promotions within our community areas and profile pages and by producing new sponsorable content sections, including an HIV-educational series for our health channel and a wedding registry for our family channel. We have launched a localized business directory and classifieds section to attract smaller advertisers and believe that our classifieds business is an area for our future growth.
      Leveraging Leadership and Financial Resources into Other LGBT Opportunities. We believe that the needs of the LGBT market are underserved compared to those of other niche markets such as the African-American, Asian-American and Hispanic-American markets. We are evaluating opportunities to expand into other LGBT-focused areas, including other online and offline media, subscription and transaction service businesses, through in-house initiatives, strategic partnerships or acquisitions of other businesses. We believe that by marketing new products and services to our existing user base, we may be able to grow our revenue and reduce subscriber churn. For example, by offering print magazine subscriptions, such as Instinct and Men’s Fitness, to our new premium membership subscribers, we can increase the subscriber base for our online membership business, improve online subscriber retention and grow both advertising and subscription revenue.
Premium Membership Services
      We have offered Gay.com members free, real-time chat service since 1996. We launched the PlanetOut.com personals service in 1997, and we believe that PlanetOut.com was the first website of significant size to offer free personals specifically tailored to the LGBT community. In 2001, we created our paid premium membership services, Gay.com Premium Services and PlanetOut PersonalsPlus. Since we introduced our premium membership services, our subscribers have grown to approximately 127,500 as of December 31, 2004, with a weighted average monthly subscription fee of approximately $12.36 per subscriber. Approximately 10% of our subscribers as of December 31, 2004 identified themselves as residing outside the United States.
      We do not charge fees for registering as a member or creating a profile on either Gay.com or PlanetOut.com, but non-subscribers have limited access to member profile photographs, may only perform basic profile searches and have limited access to chat services. By joining our paid premium membership services, a Gay.com Premium Services or PlanetOut PersonalsPlus subscriber may reply to an unlimited number of profiles, bookmark and block profiles, perform advanced profile searches and view all full-sized photographs posted by other members. In addition, we offer subscribers other benefits with premium membership, including free subscriptions to Instinct and Men’s Fitness magazine for our Gay.com subscribers. We believe that these types of additional premium offerings serve as an inducement for free members to convert to paying subscribers, and we are actively working to add new promotional items to our subscription bundle to further enhance the value of our subscription services.
      We offer both Gay.com Premium Services and PlanetOut PersonalsPlus under tiered subscription plans. Subscriptions to Gay.com Premium Services begin at $9.95 for a seven-day trial, with $19.95 for a monthly subscription, $42.95 for a quarterly subscription and $89.95 for an annual subscription. Subscriptions to PlanetOut PersonalsPlus begin at $4.95 for a three-day trial, with $12.95 for a monthly subscription, $29.95 for a quarterly subscription and $69.95 for an annual subscription. Periodically, we also offer discounted or free trial subscriptions to these services. We renew and re-bill all premium membership subscriptions on Gay.com and PlanetOut.com automatically, unless the subscription is affirmatively cancelled. Our average monthly churn rate, excluding cancellations from free trials, for the quarter ended December 31, 2003 was approximately 12.0% compared to an average monthly churn rate for the quarter ended December 31, 2004 of approximately 9.5%, excluding cancellations from free trials, and 10.5% including cancellations from free trials.
      In addition to the general membership services offered by Gay.com and PlanetOut.com, the Gay.com Premium Services package is currently available in six languages, including English, French, German, Italian, Portuguese and Spanish, and offers members additional enhanced features. These enhanced features include access to video chat, live customer and technical support and specialized premium content, as well as the ability to simultaneously enter several of our more than 1,500 chat rooms, many of which are international. These special premium features are not currently available on PlanetOut.com.
      We believe that our chat service is the largest LGBT chat service in the world. During the twelve months ended December 31, 2004, on average, over 23,000 members were simultaneously logged on to our Gay.com chat and instant messaging services, up from approximately 19,000 one year earlier. In addition, at peak, on November 14, 2004, we had over 36,000 members from around the world simultaneously logged on to our chat and instant messaging services.
      While both services are available to anyone, Gay.com’s member base is more heavily male and PlanetOut.com’s includes a higher percentage of females. As of December 31, 2004, approximately 87.0% of active members and 93.0% of paid subscribers on Gay.com identified themselves as male and on

PlanetOut.com, approximately 43.0% of active members and 49.0% of paid subscribers identified themselves as female. In addition, as of December 31, 2004, approximately 2.1 million Gay.com members reported residing in the U.S. and approximately 1.1 million reported residing outside of the U.S. PlanetOut.com is offered in English only and its members reside primarily in the U.S.
      We market our Gay.com and PlanetOut.com premium subscription services in the United States and internationally through a broad spectrum of advertising tools, including keyword and other online advertising, affiliate relationships, print and outdoor advertising, events, word-of-mouth, direct and email marketing, contests and other promotional activities.
Advertising Services
      Advertisers are increasingly targeting demographic niche markets, such as the African-American, Asian-American and Hispanic-American markets in the United States. At the same time, we believe that the LGBT community is becoming more visible and more accepted globally, both in the corporate world and in popular culture. This increased visibility and acceptance has resulted in more advertisers identifying gay and lesbian people as an underserved niche market with attractive demographics that they wish to target with their advertising budgets. We believe that traditional advertisers are allocating larger portions of their budgets to the Internet, a trend that we believe will accelerate as the effectiveness of online advertising becomes more widely accepted. We also believe that we are uniquely positioned to capture a portion of what we believe may be a significant increase in advertising dollars spent online targeting the LGBT market.

Our Value Proposition to Advertisers
      We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:

•	Focused Online Advertising. We believe that we deliver access to the largest network of gay and lesbian people in the world. Our online advertising programs allow advertisers the potential to reach our entire user base with run-of-site advertisements, or to target only those users who share certain common attributes such as age, gender or geographic location. By dividing our content offerings into topic sections within channels, we provide our advertisers with the ability to target their marketing efforts further, by sponsoring topic sections or running individual advertisements in channels specifically relevant to their particular products and services or brand strategy.

•	Brand Awareness Through Sponsorship. Sponsorships are advertising relationships in which an advertiser has the right to be associated with, or place advertisements on, a particular topic area on our websites or in connection with an event. We offer sponsorship opportunities to our advertisers in many forms, including exclusive or non-exclusive rights to place branded content on specific channels on our websites, sponsorship of email newsletters, sweepstakes and other contests and high profile promotions that are typically focused on particular offline events, such as LGBT Pride celebrations.

•	Targeted Mail Campaigns. Advertisers can also elect to sponsor a “member special” email consisting entirely of an advertisement for their product or service. Member special emails are sent periodically to our members who have requested to receive materials by email. As of December 31, 2004, approximately 1.9 million of our members had elected to receive information from us by email. We also provide advertisers with the opportunity to advertise via direct mail to over 400,000 of our members who have elected to receive materials by mail.

•	Research and Analysis. We engage third parties to conduct independent research on user panels assembled from our membership base regarding the effectiveness of specific campaigns as well as other matters of interest to our advertisers. Campaign studies examine the effect the campaign had on brand awareness, brand attributes, message association, brand favorability, purchase intent and advertisement recall and can include an analysis of the research and recommendations for future advertising campaigns. In addition to benefiting the advertiser, this type of research helps educate us on how to more effectively position and manage campaigns for our advertisers.

      During the years ended December 31, 2004 and December 31, 2003, our five largest advertisers accounted for approximately 22% and 19%, respectively, of our global advertising revenue. No advertiser accounted for more than 8% of our global advertising revenue during either year.
      In the United States in 2004, we saw growth in the average size of online campaigns from major advertisers on our flagship websites, coupled with a reduction in the total number of campaigns, as we focused on larger, higher value campaigns. We believe that growing competition among advertisers for exclusive arrangements on our websites, either by category or channel, has the potential to increase our revenue.
      We market our advertising services through our domestic and international sales force. Our sales representatives are focused on specific advertising categories, and sell across our networks in the United States, Europe and Latin America.
      The following is a breakdown of our global advertising revenue for our top six categories for the year ended December 31, 2004:

Percentage of
Global
Advertising
Category	Revenue in 2004

Travel	16%
Healthcare & Pharmaceutical	16%
Automotive	15%
Telecommunications & Internet	13%
Consumer Packaged Goods	10%
Entertainment	10%
Transaction Services
      Through our e-commerce website, Kleptomaniac.com, we offer products and services of interest to the LGBT community. We currently advertise Kleptomaniac.com on our flagship websites and we provide links to this site throughout our network.
      Through Kleptomaniac.com, we sell products of interest to the LGBT community, including clothing, such as t-shirts and designer jeans, fashion accessories, such as watches and other jewelry, and DVDs and videotapes, such as the “Queer as Folk” compilations. We hold inventory for a portion of the products that we sell, such as CDs, DVDs and videotapes, at our on-site fulfillment center in our San Francisco facility. For other products, such as fashion products and accessories, we have historically engaged third-party vendors to hold inventory and fulfill orders. We believe that these arrangements allow us to reduce buying and fulfillment costs and the risk of holding unwanted inventory.
      In December 2004, we discontinued our print travel newsletter, Out&About, and migrated both print and online subscribers of OutandAbout.com to our Gay.com premium membership service. In conjunction with this, we also migrated our travel content to our Gay.com travel channel, where premium subscribers can gain access to special OutandAbout travel guides available for download in PDF format.
Product Development and Technology
      Our product development teams have introduced features that are intended to enhance and integrate our member services. For example, on Gay.com we have integrated our chat application with searchable member profiles, so member information, photographs and connection capabilities are seamlessly available. We offer enhanced profile search capabilities using library technologies to help members navigate profiles and find closer profile matches. We have developed a “Who’s Online” feature to enable members to see other members online and in chat rooms from a particular city or other geographic area and send them private messages. We have also built external and internal advertising space into chat rooms and personals areas, driving clicks and conversions to our services and to those of our advertisers. In 2004, we also introduced features such as “Buddy,” “Hot” and “Who Thinks I’m Hot” lists to enhance members’ online experiences.
      In the future, we plan to introduce member groups and clubs, a downloadable desktop version of our chat and messaging client, mobile messaging and multimedia enhancements to member profiles.
      Our capital expenditures are primarily focused on supporting the growth of our services. We strive to centralize our business in many classes of hardware and software with a single primary vendor when we believe that it is feasible to do so. By reducing the number of types of systems that we use, we believe that we are better able to manage our systems and achieve attractive pricing with vendors with whom we have established relationships.
      Our basic network infrastructure utilizes redundant, low-cost single processor servers supported by high-capacity, high-performance database and file servers from established vendors to handle our critical processes. We primarily utilize open source software and widely scalable, low cost servers to reduce cost while we expand technological capacity to handle increased load. We track and monitor the growth of traffic on our websites and strive to maintain a reserve for extraordinary loads. We attempt to streamline and consolidate our technology as we upgrade our equipment to increase capacity. We believe our infrastructure allows us to scale and grow our business at relatively low cost with little disruption to our members. During the fourth quarter of 2004 and the first quarter of 2005, we experienced unexpected periods of degraded site performance, in part as a result of rapid growth and the introduction of new features. In addition, during the same time, we experienced periods during which our transaction processing systems were not available or did not perform as expected, in part as a result of adding new transaction processing capabilities. These events resulted in a lower subscriber growth than we otherwise would have experienced. We intend to implement technology upgrades to help address these issues.
      We employ several methods to protect our computer networks from damage, power interruption, computer viruses and security breaches that would result in a disruption of service to our members. Our “hosted” computer network, located in San Jose and operated by a third-party vendor, provides the primary services that we offer to the public on our websites. The computer equipment in our hosted network is located in an industrial-grade server room with on-site security systems and redundant uninterruptible power supply units, as well as smoke detection and fire suppression systems. The equipment is also deployed in a redundant configuration, so any single computer failure will not interrupt the services available on our websites. Although our hosted network currently has a single connection to the Internet, in order to reduce the risk of interruption of our member services resulting from Internet connection failure, we expect to install a second network connection to provide redundancy. This network is protected from security breaches by a firewall, including anti-virus protection, and, to provide further security, we plan to deploy an intrusion detection system.
International Operations
      We have offices in London and Buenos Aires that help support our various services, particularly the localized versions of our Gay.com site. These localized sites, all of which are hosted from the United States, include an Argentine site (ar.gay.com), an Australian site (au.gay.com), a Brazilian and Portuguese site (br.gay.com), a French site (fr.gay.com), a German site (de.gay.com), a Mexican site (mx.gay.com), a Spanish site (es.gay.com) and a British site (uk.gay.com). We also own an interest in Gay.it S.p.A, an Italian company, and promote our membership and premium membership subscription services to Italian users through the Gay.it website. For the fiscal years ended December 31, 2004 and December 31, 2003, we derived approximately $951,000 and $939,000 in revenue from our international operations, respectively. Revenue from our international operations represented approximately 4% of our total revenue in 2004.
      The staff in the London office helps market our global services and provides content and sells advertising for the UK site, our largest international Gay.com site. In addition to offering Gay.com membership and premium membership services to users in the United Kingdom and Ireland, the uk.gay.com site is a content portal offering editorial coverage of topics designed to appeal to the interests of gay and lesbian online users in those regions. Our UK office has an editorial and advertising sales staff that supports this media business.

      The staff in the Buenos Aires office helps market our global services and provides content and sells advertising for Gay.com’s Spanish-language websites. Like the uk.gay.com site, these Spanish-language sites offer Gay.com membership and premium membership services, as well as content that appeals to the interests of gay and lesbian online users in those regions. We also have a portion of our customer service staff located in the Buenos Aires office.
      The Australian, Brazilian, French and German sites offer Gay.com membership and premium membership services. On these sites, we do not currently offer other content outside of these services. These services are run by management located in the United States with support from staff in our Buenos Aires and London offices.
      Until late 2003, we also maintained an office in Paris which helped market our global services and provided content and sold advertising for the French-language site. Since that time, we have continued to run the fr.gay.com site from our offices in the United States. Currently, the fr.gay.com site primarily offers membership and premium membership services to members.
      We believe that significant growth opportunities exist for us in international markets, including Europe, Asia and Latin America. In certain markets, such as Italy and the UK, we believe that we are a leader in the LGBT media market and have sufficient critical mass to take advantage of growth opportunities there. In other markets, we continue to look for ways to leverage our knowledge of the LGBT community and of our leading position elsewhere to explore and capture growth opportunities.
Competition
      We operate in a highly competitive environment. In our subscription business, our direct competitors include other online service companies, such as Match.com and Yahoo! Personals, as well as a number of other smaller online companies focused specifically on the LGBT community. In our online advertising business, we compete with a broad variety of content providers, including major online service companies such as Yahoo!, MSN and AOL, as well as a number of smaller online companies focused specifically on the LGBT community. We also compete for users and subscribers with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our transaction business, we compete with online retailers, such as Amazon.com, as well as traditional retailers and those who specialize in products and services for the LGBT market.
      We believe that the primary competitive factors in creating a community on the Internet are functionality, brand recognition, member affinity and loyalty, ease of use, quality of service, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract traffic by offering services for free and devote substantially more resources to website and systems development than we can.
Intellectual Property
      We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have registered several trademarks in the United States, including “PlanetOut,” “PlanetOut and Design,” “Gay.com and Design,” “Kleptomaniac” and “OUT & ABOUT.” We have registered or applied for additional protection for several of these trademarks in some relevant international jurisdictions. Even if these applications are allowed, they may not provide us with a competitive advantage. To date, we have relied primarily on common law copyright protection to protect the content posted on our websites. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.
Employees
      As of December 31, 2004, we had 131 full-time employees worldwide, including eight full-time employees in the United Kingdom and 14 in Argentina. We utilize part-time and temporary employees to handle overflow work and short-term projects. As of December 31, 2004, we had 18 part-time or temporary employees. None of our employees is unionized, and we believe that we have good relations with our employees.
Executive Officers
      The following table sets forth information regarding our executive officers as of March 15, 2005:

Name	Age	Position

Executive officers
Lowell R. Selvin	45	Chairman of the Board and Chief Executive Officer
Mark D. Elderkin	41	President
Jeffrey T. Soukup	39	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Donna L. Gibbs	44	Senior Vice President, Marketing and Communications
      Lowell R. Selvin has served as the Chairman of our board since August 2003 and as our Chief Executive Officer since July 1999, when he joined our predecessor company, Online Partners.com, Inc. (parent company of Gay.com), as CEO. He subsequently became CEO of PlanetOut Inc. following the acquisition of PlanetOut Corporation by Online Partners in April 2001. Prior to joining PlanetOut, Mr. Selvin was Chief Executive Officer and a member of the board of directors of Arbonne International, a direct sales company. Previously, he was a Practice Director and firm-wide leader for Arthur Andersen Business Consulting in Strategic Planning, a co-founder, Executive Vice President and Director for Degree Baby Products, a consumer products company that was acquired by Johnson & Johnson, and Director of Operations and Customer Service for a high technology business serving the Fortune 500 that was acquired by Telecredit/ Equifax. Among other civic involvements, Mr. Selvin is a founding member and Chairman of the Gay and Lesbian Focus Forum of the Young Presidents’ Organization, serves on the advisory boards of the Gay & Lesbian Athletics Foundation, MOSAIC: The National Jewish Center for Sexual and Gender Diversity and the Hebrew Union College’s Institute for Judaism and Sexual Orientation and has served on the boards of directors of the Los Angeles Gay & Lesbian Center, West Hollywood’s Congregation Kol Ami and the Child Guidance Centers of Orange County California. Mr. Selvin holds an interdisciplinary B.S. combining studies in Physiological Psychology and Aeronautical and Astronautical Engineering from the University of Illinois.
      Mark D. Elderkin has served as our President since November 2003. From April 2001 until November 2003, Mr. Elderkin served as our Chief Revenue Officer. He served as President and Chief Operating Officer of Online Partners from January 1999 until April 2001. From July 1994 until January 1999, Mr. Elderkin served as President and Chief Executive Officer of PrideCom Productions LLC and PrideCom Productions, Inc., the operator of Gay.com, which he co-founded and which was acquired by Online Partners. Mr. Elderkin has held product management positions with RadioMail Corporation, CellNet Data Systems and Network Equipment Technologies. Mr. Elderkin holds a B.S. in Systems Engineering from Boston University and a M.B.A. with a concentration in International Marketing from the Haas School of Business at the University of California, Berkeley.
      Jeffrey T. Soukup currently serves as our Executive Vice President and Chief Financial Officer. Mr. Soukup joined Online Partners in August 2000 as its Chief Financial Officer and Senior Vice President, Administration. From August 1999 until August 2000, Mr. Soukup served as Vice President in the consumer services and business development divisions of ChannelPoint, Inc., a business-to-business Internet-based finance company. From July 1998 until August 1999, Mr. Soukup was a Vice President of GE Equity, the private equity arm of the General Electric Corporation and, prior to that, was a co-founder of Stamos Associates, Inc., a healthcare consulting business which was acquired by Perot Systems Corporation. Previously, Mr. Soukup was legislative counsel to Senator Bill Bradley, a Senior Associate at Booz Allen & Hamilton Inc., a consulting firm, and an associate at the law firm of Kirkland & Ellis. Mr. Soukup sits on the board of directors of the Gay and Lesbian Alliance Against Defamation (GLAAD) and was a co-chair of the board of directors of the Gay and Lesbian Victory Fund. He holds a B.A. in International Relations and a M.A. in International Policy Studies from Stanford University and a M.B.A. with a concentration in Finance and a J.D. from the University of Chicago.
      Donna L. Gibbs currently serves as our Senior Vice President, Marketing and Communications. Ms. Gibbs joined PlanetOut as Senior Vice President, Corporate Marketing and Communications in July 2004. From January 2002 until June 2004, she was an independent marketing communications and brand strategy consultant. From August 1998 until August 2001, Ms. Gibbs served as Executive Vice President, Western Region, for Weber Shandwick Worldwide, a high technology marketing communications firm. From January 1997 until August 1998, Ms. Gibbs was a founding partner in Insync Communications, a high technology consulting company, until its acquisition by Waggener-Edstrom, a public relations firm. From November 1994 until January 1997, Ms. Gibbs served as Vice President, Corporate Communications for Nike, Inc., a sports and fitness company. Prior to that, she served as Director, Public Relations for Mattel Toys from June 1990 until November 1994. Ms. Gibbs holds a B.A. in Communications Arts and Sciences from Michigan State University.
Available Information
      Our corporate website is located at http://www.planetoutinc.com. We make available free of charge, on or through the Investor Center on our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our corporate website, or on our flagship or other websites, is not part of this report or any other report filed with the SEC.

Item 2.	Properties
      We are headquartered in San Francisco, California, and currently lease approximately 56,000 square feet at our headquarters facility. Our lease runs through January 2012. We have an option to terminate the lease effective January 2010 with proper notice for a fee as well as a first right of refusal to expand the premises by approximately 4,000 square feet. Office space for our international subsidiaries is leased in London and Buenos Aires. We also lease a sales office located in New York, New York on a five-year lease we entered into in March 2005. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.
      For a discussion of the accounting treatment of our leased corporate headquarters, see “Note 7 — Commitments and Contingencies” of the notes to our Consolidated Financial Statements, which we incorporate by reference herein.

Item 3.	Legal Proceedings
      In November 2000, a former employee of ours filed a lawsuit against Online Partners.com, Inc., and a number of our current and former employees, including our current President, Mark Elderkin, and his partner, Jeffery Bennett. The complaint alleged breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by Online Partners.com, Inc. in 1999. The plaintiff claimed that the membership interest he negotiated in Pridecom LLC did not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff sought an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. On January 31, 2005, this matter was settled to the mutual satisfaction of all parties. The amount of the settlement was immaterial to our financial condition and results of operations and was recorded as an accrued expense at December 31, 2004.
      In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against PlanetOut and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against our use of the word “gay” as a domain name and monetary damages of €300,000 (US $409,000 at December 31, 2004). A trial in the matter was held in January 2005 with a decision expected by mid-April 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on The Nasdaq National Market under the symbol “LGBT.” Public trading of our common stock commenced in October 2004 and there was no public market for our stock prior to that time. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq National Market:

2004	High	Low

Fourth Quarter	$14.26	$8.45
On March 1, 2005, the closing sales price of our common stock was $9.71 per share.
      As of March 1, 2005, there were approximately 470 holders of record of our common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.
      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
      For information of securities authorized for issuance under our equity compensation plans, refer to Item 12, Part III.
Unregistered Sales of Equity Securities and Use of Proceeds
      During the period October 1 through December 31, 2004, we granted options to purchase an aggregate of 50,772 shares of capital stock, at exercise prices ranging from $10.05 to $12.72 per share, under our 2004 equity incentive plan. During the same period, a total of 2,385 shares of capital stock were issued upon exercise of outstanding options, at exercise prices ranging from $0.44 to $14.63 per share, under our equity incentive plans. There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about PlanetOut or had access, through employment or other relationships, to such information.

      On October 13, 2004, a registration statement on Form S-1 (No. 333-114988) was declared effective by the Securities and Exchange Commission, pursuant to which 5,347,500 shares of common stock were offered and sold by us at a price of $9.00 per share, generating total proceeds, net of underwriting discounts and commissions and issuance costs of approximately $42.9 million. In connection with the offering, we incurred approximately $2.9 million in underwriting discounts and commissions and approximately $1.9 million in other related expenses. The managing underwriters were SG Cowen & Co., LLC, RBC Capital Markets Corporation and WR Hambrecht + Co, LLC. We have used the net proceeds from our initial public offering to invest in short-term, investment grade interest-bearing securities, to pay off the principal and interest under our senior subordinated promissory note and for working capital needs. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of PlanetOut or their associates, persons owning 10% or more of any class of our or our affiliates’ equity securities.
      From the time of receipt through December 31, 2004, the proceeds were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5,031,000. The remaining proceeds of $37,869,000 are being used as working capital and are included within cash and cash equivalents. We expect that the use of the remaining proceeds will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.
Repurchases of Equity Securities

				(d) Maximum
				Number (or
			(c) Total Number of	Approximated Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	Paid per Share	Programs	Plan or Program

October 1, 2004 - October 31, 2004	1,864	$0.43	—	—
November 1, 2004 - November 30, 2004	1,312	0.43	—	—
December 1, 2004 - December 31, 2004	656	0.43	—	—

(1)	All of the repurchases were pursuant to contractual rights of PlanetOut to repurchase shares of its capital stock from employees in connection with the termination of employment. PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock. All share and per share amounts have been adjusted to reflect our reverse stock split in July 2004 and the conversion of all preferred stock at the time of our initial public offering in October 2004.

Item 6.	Selected Financial Data
      The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, and 2002 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years Ended December 31,

	2000	2001(1)	2002	2003	2004

	(In thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Subscription services	$835	$2,459	$8,030	$12,727	$16,775
Advertising services	4,456	3,602	4,227	4,626	6,541
Transaction services	2	1,148	1,700	1,746	1,646

Total revenue	5,293	7,209	13,957	19,099	24,962

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation expense of $661, $255, $502 and $565 in 2001, 2002, 2003 and 2004, respectively)	6,230	7,695	6,311	6,696	8,068
Sales and marketing (inclusive of stock-based compensation expense of $66, $117, $419 and $556 in 2001, 2002, 2003 and 2004, respectively)	5,756	6,249	5,739	6,554	8,806
General and administrative (inclusive of stock-based compensation expense of $32, $369, $676 and $1,013 in 2001, 2002, 2003 and 2004, respectively)(2)	5,974	3,429	7,099	4,242	5,182
Depreciation and amortization	2,095	5,480	2,615	2,030	2,457

Total costs and expenses	20,055	22,853	21,764	19,522	24,513

Income (loss) from operations	(14,762)	(15,644)	(7,807)	(423)	449
Equity in net loss of unconsolidated affiliate(3)	(87)	(356)	(22)	(59)	(94)
Interest expense	(165)	(502)	(112)	(193)	(1,077)
Other income, net	385	51	96	72	210

Loss before income taxes	(14,629)	(16,451)	(7,845)	(603)	(512)
Provision for income taxes	—	(9)	(9)	(149)	(25)

Net loss	(14,629)	(16,460)	(7,854)	(752)	(537)
Accretion on redeemable convertible preferred stock	—	(940)	(1,709)	(1,729)	(1,402)
Net gain on exchange of preferred stock and warrants in connection with recapitalization	—	10,392	—	—	—

Net loss attributable to common stockholders	$(14,629)	$(7,008)	$(9,563)	$(2,481)	$(1,939)

Net loss per share attributable to common stockholders — basic and diluted	$(170.10)	$(6.27)	$(6.17)	$(1.53)	$(0.40)

Weighted average shares used in per share calculations — basic and diluted	86	1,118	1,551	1,624	4,837

	As of December 31,

	2000	2001(1)	2002	2003	2004

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$2,389	$763	$2,082	$2,282	$43,128
Working capital (deficit)	986	(1,082)	(1,751)	(2,804)	39,209
Total assets	10,656	11,170	9,974	10,929	59,208
Long-term liabilities	266	343	1,856	545	2,241
Redeemable convertible preferred stock	33,560	33,069	38,034	41,413	—
Stockholders’ equity (deficit)	$(26,179)	$(25,656)	$(35,142)	$(37,717)	$48,764

(1)	The acquisition of PlanetOut Corporation was completed in April 2001.

(2)	Includes a $2,750,000 lease settlement expense in 2002 as further described in Note 8 to the financial statements.

(3)	Represents a minority interest in Gay.it S.p.A., as further described in Note 3 to the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document.
Overview
      We are a leading global online media company serving the LGBT community, a market expected to have a reported buying power of approximately $610 billion in 2005 in the United States alone. Our network of websites, including our flagship websites Gay.com and PlanetOut.com, allows our members to connect with other members of the LGBT community around the world.
      We have incurred significant losses since our inception. As of December 31, 2004, we had an accumulated deficit of $37.3 million. We expect to incur significant marketing, engineering and technology, general and administrative and stock-based compensation expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to achieve profitability.

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

      We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
      Revenue Recognition. Transaction service revenue generated from the sale of products in inventory is recognized when the product is shipped. Subscription and transaction services are generally paid for up-front by credit card, subject, in some cases, to cancellations by subscribers or charge backs from transaction processors. We also provide limited return rights in connection with our transaction services. We base the recognition of premium subscription and transaction services revenue on our assessment of the estimated rates of cancellations, charge backs and returns which historically have been insignificant. We base the recognition of advertising services revenue partly on our assessment of collectibility and recognize revenue when collectibility of the receivable is reasonably assured. As a result, the timing and amount of revenue recognition may vary if we use different assessments of the probability of collection of accounts receivable and the rates of cancellations, charge backs and returns.
      Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of December 31, 2004 was $59,000.
      We have recorded a full valuation allowance of $15.0 million as of December 31, 2004 against our deferred tax assets due to uncertainties related to our ability to realize the benefit of our deferred tax assets primarily from our net operating losses. In the future, if we generate sufficient taxable income and we determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would impact the results of operations in that period.
      Goodwill and Other Long-lived Assets. Our long-lived assets include goodwill, intangibles, property and equipment. We are required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of the enterprise. We complete our annual test as of December 1 and any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. Our test for our 2004 fiscal year showed no impairment.
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
      Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met and amortize these costs on a straight-line basis over the estimated useful life, generally three years. For 2002, 2003 and 2004 we capitalized $333,000, $855,000, and $1.7 million, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.

Results of Operations
      The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations:

	Years Ended
	December 31

	2003	2004

	(As a percentage
	of total revenue)
Consolidated statement of operations data:
Revenue:
Subscription services	66.6%	67.2%
Advertising services	24.2	26.2
Transaction services	9.2	6.6

Total revenue	100.0	100.0

Operating costs and expenses:
Cost of revenue	35.1	32.3
Sales and marketing	34.3	35.3
General and administrative	22.2	20.8
Depreciation and amortization	10.6	9.8

Total costs and expenses	102.2	98.2

Income (loss) from operations	(2.2)	1.8
Other income (expense), net	(0.9)	(3.8)

Loss before income taxes	(3.1)	(2.1)
Provision for income taxes	(0.8)	(0.1)

Net loss	(3.9)	(2.2)

      The following provides some explanatory information with respect to our consolidated statements of operations data:
      We derive our revenue from three main sources: subscription, advertising and transaction services. For the foreseeable future, we expect subscription and advertising services to remain our largest sources of revenue and to be more of a focus for our internal operations than transaction services.
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
      During 2003 and 2004, we have priced our premium membership services as follows, excluding promotional discounts:

	Yearly	Quarterly	Monthly	Trials

PlanetOut Premium Membership Services	$69.95	$29.95	$12.95	$4.95 3-day trial December 2002 to present

Gay.com Premium Membership Services

	Yearly	Quarterly	Monthly	Trials

January 2003 to March 2003	$89.95	$39.95	$16.95	$7.95 7-day trial
March 2003 to May 2004	$79.95	$39.95	$16.95	$6.95 7-day trial March 2003 to April 2004
				$9.95 7-day trial April 2004 to May 2004
May 2004 to October 2004	$79.95	$39.95	$17.95	$9.95 7-day trial
October 2004 to present	$89.95	$42.95	$19.95	$9.95 7-day trial
      In managing our premium membership services, we track a number of operating metrics, including the following:
Premium Membership Service Operating Metrics (including free trial promotions)

	2003					2004

	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY

Total Subscribers	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392	127,527	127,527
Gross Additions	39,053	34,305	37,167	40,721	151,246	43,064	38,272	43,239	48,015	172,590
Churn (Including Free Promotions)	30,641	34,978	33,384	34,162	133,165	36,330	32,853	35,445	38,880	143,508
Churn %	12.1%	13.2%	12.4%	12.0%	12.4%	11.9%	10.2%	10.3%	10.5%	10.6%
Net Additions	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794	9,135	29,082
      Historically, we have calculated these metrics using the following definitions:

•	Total Subscribers: members with a paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Subscribers at the end of the period minus the Total Subscribers at the beginning of the period.
      Because their terms are generally shorter than the periods that we measure, we exclude paid trial subscriptions (currently, 3-day and 7-day paid trials) from these operating metrics.
      Recently, we began testing new promotional offers, including some free trial promotions. Members who sign up for any of these promotional offers, discounted or free, provide us with payment information and authorize us to bill them at our regular premium membership service rates, unless they cancel their subscriptions prior to the end of their promotional terms. Because these promotional offers were generally for our annual, quarterly or monthly plans and were based on discounted offers, rather than free trials, historically we have included all cancellations of promotional subscriptions in our churn calculations.
      However, as we have expanded our testing of free trial promotions, we have also examined excluding these promotions from our operating metric definitions. Because free trial subscribers do not count toward our definition of Total Subscribers, we believe that excluding them from our definition of Total Churn provides a more accurate measure of subscriber turnover. As seen in the table below, excluding these free trial subscribers from these operating metrics reduces our Gross Additions, Total Churn and Churn Rate, and does not impact our Total Subscribers or Net Additions.
Premium Membership Service Operating Metrics (excluding free trial promotions)

	2003					2004

	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY

Total Subscribers	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392	127,527	127,527
Gross Additions	39,053	34,305	37,167	40,721	151,246	42,635	37,582	41,082	44,219	165,518
Churn (Excluding Free Promotions)	30,641	34,978	33,384	34,162	133,165	35,901	32,163	33,288	35,084	136,436
Churn %	12.1%	13.2%	12.4%	12.0%	12.4%	11.8%	9.9%	9.7%	9.5%	10.1%
Net Additions	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794	9,135	29,082
      As of December 31, 2004, we had over 3.4 million active members, and approximately 127,500 subscribers for our premium membership services. Of these subscribers, approximately 90.0% identified themselves as residing in the United States. Excluding trial subscriptions, as of December 31, 2004, approximately 39.0% of our subscribers paid monthly, 18.0% paid quarterly and 43.0% paid annually.
      For our premium membership subscriptions, we are paid up-front. We recognize subscription revenue ratably over the subscription period. As of December 31, 2004, deferred revenue related to premium membership subscriptions totaled approximately $3.3 million. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.
      In addition to revenue from premium membership services, prior to January 2005, we derived revenue from subscriptions for print and online versions of our Out&About newsletter. Historically, we published the newsletter ten times a year. December 2004 was the date of the final printed issue and going forward, we do not expect to produce new print or online editions of the newsletter. Revenue from our Out&About newsletter subscriptions was less than 2% of our total revenue in 2003 and 2004. Instead, we currently offer general travel content on our Gay.com and PlanetOut.com websites and offer premium travel content as part of our premium membership services.
      As part of our plan to discontinue publication of the Out&About newsletter, we have offered those subscribers who were still active as of December 31, 2004 the chance to receive Gay.com premium subscription instead. We plan to provide those subscribers who do not opt to switch to other of our subscription services a refund of the remaining value of their subscriptions to Out&About. Such refunds will come from the $38,000 in deferred revenue outstanding as of December 31, 2004, and will not reduce already recognized revenue.
      Advertising Services. We derive advertising revenue principally from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising rates, measured on a number of bases, including on a cost per thousand impressions, or CPM, basis, depend on whether the impressions are for general rotation throughout our network or for targeted audiences through our newsletters or on our websites.
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
      In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings, primarily for travel-related businesses, and, historically, from print advertising, as part of or accompanying our Out&About newsletter. We expect to expand the scope of our online classifieds listings to include more non-travel-related businesses.
      Transaction Services. Our principal source of transaction services revenue is from sales through Kleptomaniac.com, our e-commerce website and, to a lesser extent, through our other sites. Through Kleptomaniac.com, we offer hundreds of products, including DVDs, music CDs and fashion items, some of which we own and some of which are owned by third-parties. Revenue from Kleptomaniac.com accounted for approximately 70% of our transaction services revenue and approximately 6% of our overall revenue in 2003 and approximately 53% of our transaction services revenue and approximately 3% of our overall revenue in 2004. For those items that we own, we recognize revenue when the product is shipped, net of estimated returns. We recognize commissions for facilitating the sale of third-party products and services when earned, based on reports provided by the vendors or upon cash receipt if no reports are provided.
      Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services and producing and maintaining content for our various websites and newsletters. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, allocated occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold.
      We research and test potential improvements to our hardware and software systems in an effort to improve our productivity and enhance our members’ experience. We expect to continue to invest in technology and improvements in our websites. We believe costs associated with certain projects have ongoing benefit. If we believe that capitalization criteria have been met, we capitalize the development costs related to these projects which are amortized on a straight-line basis over the estimated three year useful life of the software. The amortization of capitalized software is included in depreciation and amortization. We expense the costs associated with these projects when we believe capitalization criteria have not been met.
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
      Occupancy Costs. Each of our cost of revenue, sales and marketing and general and administrative expense categories include occupancy costs. The amount of charges from occupancy costs allocated to each of these categories is based on the headcount associated with each of these categories. In addition, we allocate to the general and administrative expense category the costs of one-time charges associated with lease terminations.
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

      At December 31, 2004, we had outstanding options to acquire 56,000 shares of our capital stock subject to variable plan accounting which requires us to measure the intrinsic value at each reporting date until these options expire, or are exercised or forfeited. In any period, variable plan accounting may result in increases or decreases in stock-based compensation, depending on the estimated fair market value of our capital stock. We amortize deferred stock-based compensation over the vesting periods of the individual options, using the multiple option method. Changes in fair market value will result in stock-based compensation expense or credit in each period. We recognized employee stock-based compensation expense of $1.6 million in 2003 and $2.0 million in 2004.
      At December 31, 2004, we had unearned stock-based compensation of $1.6 million, of which $960,000 is expected to be amortized in 2005, $469,000 amortized in 2006, $180,000 amortized in 2007, and $11,000 amortized in 2008. We may recognize additional stock-based compensation expense in the future if we grant additional options with an exercise price below the fair market value of our stock.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, which requires compensation costs relating to share-based payment transactions to be recognized in financial statements, instead of the pro forma disclosure previously permitted under SFAS 123. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, which in our case is the quarter ending September 30. We expect the adoption of SFAS 123(R) may have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.
Comparison of the Years Ended December 31, 2004 and December 31, 2003

Revenue
      Total revenue increased approximately 31%, from $19.1 million in the twelve months ended December 31, 2003 to $25.0 million in the twelve months ended December 31, 2004.
      Subscription Services. From December 31, 2003 to December 31, 2004, the number of our subscribers grew approximately 30%, from approximately 98,500 to approximately 127,500. As a result of this increase, our subscription revenue for the twelve months ended December 31, 2003 and 2004 increased approximately 32%, from $12.7 million to $16.8 million, respectively. Factors that contributed to this change in revenue included:

•	an expansion in the number of customer support representatives and their hours of coverage;

•	new features including the offer of subscriptions to popular magazines with premium memberships beginning in May 2004, the launch of payment via PayPal in October 2004, and the launch of an expanded messenger service in October 2004;

•	a price increase for our Gay.com membership services in October 2004;

•	the migration of approximately 1,400 of our Out&About newsletter subscribers to our premium membership services in December 2004;

•	an increase in marketing and promotional activities beginning in the second quarter of 2003, including the Mr. Gay.com contest and the “Play for Keeps” campaign in 2004 which received widespread press coverage;

•	the effect of unexpected periods of degraded site performance in December 2004; and

•	a reduction in subscribers and revenue from our PlanetOut.com premium membership service, as we have concentrated more of our marketing activities on our Gay.com premium membership service.
      Revenue from our premium membership services made up more than 96% of subscription revenue in the twelve months ended December 31, 2003 and 2004. For the foreseeable future, we expect subscription services to grow and to continue to remain our largest revenue area.
      Advertising Services. Our advertising services revenue increased approximately 41%, from $4.6 million in the twelve months ended December 31, 2003 to $6.5 million in the twelve months ended December 31,

2004. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. In our non-classified advertising business, the number of accounts decreased while the average account size increased for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, reflecting both overall growth of online advertising activity and our efforts to concentrate on larger corporate accounts. Other factors that affected our advertising revenue for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003 included:

•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the increasing interest of advertisers in targeting the LGBT community;

•	a high renewal rate, with seven of our top ten advertisers for the three months ended December 31, 2004 coming from renewals by existing advertisers;

•	rising CPMs, especially in the first half of 2004;

•	periodic inventory constraints on some of the most in-demand space on our flagship websites, particularly in the three months ended December 31, 2004;

•	periodic advertising capacity constraints during the twelve months ended December 31, 2004 on the most popular areas of our website serving the United Kingdom, uk.gay.com; and

•	our decision to suspend advertising on our French language website, fr.gay.com, in mid-2003.
      For the foreseeable future, we expect online advertising to grow and to continue to remain the largest portion of our overall advertising services revenue.
      Transaction Services. Our transaction services revenue declined from $1.7 million to $1.6 million in the twelve months ended December 31, 2003 and 2004, respectively. The year-over-year decline was largely due to the ongoing shift of internal promotional space on our websites away from Kleptomaniac.com toward our premium membership and advertising services. This decline also reflects the fact that sales on Kleptomaniac.com were unusually high in the first quarter of 2003 due to the popularity of DVD compilations that were released in that quarter. Revenue from Kleptomaniac.com accounted for approximately 53% of transaction services revenue in 2004 and approximately 70% in 2003. Transaction revenue from sources other than Kleptomaniac.com, while relatively small in total dollar amounts, increased for 2004 as compared to 2003.
      Operating Costs and Expenses. Total operating expenses grew approximately 26%, from $19.5 million to $24.5 million in the twelve months ended December 31, 2003 and 2004, respectively. Increases in these expenses reflect a number of changes in key expense items, including increases in marketing and promotions, investments in new feature development and technology infrastructure, changes in stock-based compensation, and expenses associated with our initial public offering and office moves. Specifically, stock-based compensation expenses grew from $1.6 million to $2.1 million in the twelve months ended December 31, 2003 and 2004, respectively.
      Cost of Revenue. Our cost of revenue increased approximately 21%, from $6.7 million to $8.1 million in the twelve months ended December 31, 2003 to 2004, respectively. This change was principally the result of increases in labor-related expenses, including stock-based compensation, associated with increases in headcount and compensation as well as use of contract labor. These increases included a reduction in the amount of internal development expenses that we capitalized from $855,000 to $746,000 in the twelve months ended December 31, 2003 and 2004, respectively. In addition, during these periods, credit card processing fees increased by $150,000 due primarily to growth in revenue from subscription services, and hardware and software maintenance expenses increased by $133,000. The allocation of corporate overhead to cost of revenue increased by approximately $114,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, reflecting higher occupancy expenses due to the relocation of our corporate headquarters in October 2004. For the foreseeable future, we expect cost of revenue, exclusive of stock-based compensation, to increase in absolute dollars as our investment in headcount and other expenses grows along with our revenue.

      Sales and Marketing. Our sales and marketing expenses increased approximately 34%, from $6.6 million to $8.8 million in the twelve months ended December 31, 2003 and 2004, respectively. This change was attributable primarily to an increase in investment in promotional activities in the amount of $1.1 million as part of a strategy to increase brand awareness, an increase in stock-based compensation expenses of $137,000 and an increase in commission payments of $119,000, reflecting an increase in advertising revenue. In addition, the allocation of corporate overhead to sales and marketing increased by approximately $155,000 for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, reflecting higher occupancy expenses due to relocation of our offices in late 2004. For the foreseeable future, we expect sales and marketing expenses, exclusive of stock-based compensation expenses, to increase in absolute dollars as we expand our investment in marketing activities.
      General and Administrative. Our general and administrative expenses increased approximately 22% from $4.2 million to $5.2 million in the twelve months ended December 31, 2003 and 2004, respectively. This change was primarily the result of increases in labor-related expenses associated with increases in headcount and compensation of $585,000, including changes in stock-based compensation expenses of $337,000. The increase also includes changes in occupancy expense of $433,000, as a result of the relocation to our new corporate headquarters in October 2004. For the foreseeable future, we expect general and administrative expenses, exclusive of stock-based compensation expenses, to grow due to the expenses associated with being a public company.
      Depreciation and Amortization. Our depreciation and amortization expenses grew by approximately 21%, from $2.0 million to $2.5 million in the twelve months ended December 31, 2003 and December 31, 2004, respectively, primarily reflecting increased investment in our product development and technology infrastructure. For the foreseeable future, we expect depreciation and amortization costs to increase with the growth of our investment in hardware, software and capitalized development expenses.

Other Costs and Expenses
      Interest Expense. Our interest expense grew from $193,000 to $1.1 million in the twelve months ended December 31, 2003 and 2004, respectively. The year-over-year change reflects the effect of monthly interest payments in connection with our senior subordinated promissory note, and approximately $560,000 in expenses connected with the one-time recognition of warrant and debt issuance costs upon repayment of our senior subordinated promissory note upon completion of our initial public offering in October 2004.
      Equity in Net Loss of Affiliate. Our expenses for equity in net loss of unconsolidated affiliate increased from approximately $59,000 to approximately $94,000 in the twelve months ended December 31, 2003 and 2004, respectively. This increase reflected the higher net loss of our unconsolidated affiliate, Gay.it S.p.A., in 2004 as compared to 2003. We recognize 45% of that affiliate’s net income or net loss, as appropriate, in accordance with our holdings in that affiliate.

Comparison of Years Ended December 31, 2003 and December 31, 2002

Revenue
      Total revenue increased approximately 37%, from $14.0 million to $19.1 million in the twelve months ended December 31, 2002 and 2003, respectively.
      Subscription Services. Our subscription services revenue increased approximately 58%, from $8.0 million to $12.7 million in the twelve months ended December 31, 2002 and 2003, respectively. This increase reflects growth both in the number of subscribers from approximately 80,400 as of December 31, 2002 to approximately 98,500 as of December 31, 2003 and the price increases for our premium membership services. Other factors that affected our subscription revenue for 2003 included:

•	the increased breadth and attractiveness of our product offerings;

•	investments in expanded customer support;

•	an increase in subscription fees for our Gay.com premium membership services; and

•	increased investment in marketing and promotional activities, particularly beginning in the second quarter of 2003.
      Revenue from our premium membership services made up approximately 98% of subscription revenue in 2003.
      Advertising Services. Our advertising services revenue increased approximately 9%, from $4.2 million to $4.6 million in the twelve months ended December 31, 2002 and 2003, respectively. This increase was due principally to growth in the number of campaigns that ran in 2003 on our flagship websites, Gay.com and PlanetOut.com. Online advertising from these websites accounted for approximately 80% of total revenue in this category in the twelve months ended December 31, 2003. Revenue from print, classified and other advertising services made up the remainder of this amount. Other factors that affected our advertising revenue for the twelve months ended December 31, 2003 included:

•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the increasing interest of advertisers in targeting the LGBT community;

•	lower than expected advertising revenue due to the war in Iraq and its effect on business confidence;

•	our decision to suspend advertising on our French language website, fr.gay.com, in mid-2003, versus a full year of French website advertising in the twelve months ended December 31, 2002; and

•	periodic advertising inventory constraints during the second half of the year on our website serving the United Kingdom, uk.gay.com.
      Transaction Services. Our transaction services revenue remained relatively flat at approximately $1.7 million during each of the twelve months ended December 31, 2002 and 2003. Revenue from sales on Kleptomaniac.com were impacted by the creation of an on-site fulfillment center, which enabled us to directly manage fulfillment of specific items, and were offset by a shift of internal promotional space on our websites away from Kleptomaniac.com toward other services such as our premium membership services.

Operating Costs and Expenses
      Total operating expenses decreased by approximately 10%, from $21.8 million to $19.5 million for the twelve months ended December 31, 2002 and 2003, respectively. This, however, also includes an increase in stock-based compensation expenses from $741,000 to $1.6 million for the twelve months ended December 31, 2002 and 2003, respectively.
      Cost of Revenue. Our cost of revenue increased approximately 6%, from $6.3 million to $6.7 million in the twelve months ended December 31, 2002 and 2003, respectively. This increase was primarily the result of an increase in labor-related expenses associated with increases in headcount and compensation, including changes in stock-based compensation expenses of $247,000, hardware and software maintenance charges of $76,000 and co-location fees associated with housing our servers and providing related telecommunication bandwidth services. This increase was partially offset by a reduction in occupancy costs of $381,000 and a change in capitalized development expenses from $333,000 to $855,000 in the twelve months ended December 31, 2002 and 2003, respectively. Growth in hardware and software maintenance expenses, labor related expenses and stock-based compensation was reflective of the general expansion of our business.
      Sales and Marketing. Our sales and marketing expenses increased approximately 14%, from $5.7 million to $6.6 million in the twelve months ended December 31, 2002 and 2003, respectively. This increase was attributable primarily to expanded investment in promotional activities mainly for subscription services in the amount of $1.1 million and an increase in stock-based compensation expenses of $302,000. This increase was partially offset by a reduction in occupancy costs of $463,000. These increases in promotional activities and in labor related expenses, including stock-based compensation, reflected increased investment to generate revenue growth.
      General and Administrative. Our general and administrative expenses decreased by approximately 40%, from $7.1 million to $4.2 million in the twelve months ended December 31, 2002 and 2003, respectively. This decrease was primarily attributable to a one-time charge for lease settlement of our headquarters of $2.8 million in the twelve months ended December 31, 2002 and a reduction in occupancy costs of $159,000, due to termination of the lease for our San Francisco headquarters and our relocation to a lower cost facility. These changes were partially offset by an increase in stock-based compensation expense of $307,000 and an increase in one-time transaction related professional fees. The increase in stock-based compensation expenses reflected expanded investment in administrative personnel as part of the general expansion of our business.
      Depreciation and Amortization. Our depreciation and amortization expenses decreased by approximately 23%, from $2.6 million to $2.0 million in the twelve months ended December 31, 2002 and 2003, respectively. This decrease was the result of the accelerated depreciation on our leasehold improvements due to the relocation of our corporate headquarters in 2002.

Liquidity and Capital Resources
      We have historically financed our operations primarily through private sales of equity and capitalized leases. Net cash used in operating activities was $157,000 in the twelve months ended December 31, 2002 and was primarily attributable to a net loss of $7.9 million, partially offset by increases in stock-based compensation, deferred revenue and a lease settlement payable. During the twelve months ended December 31, 2003, net cash provided by operating activities was $2.0 million, and was primarily attributable to the growth of our premium subscription services, offset by $1.2 million in payments to settle a lease dispute related to our former San Francisco headquarters facility. During the twelve months ended December 31, 2004, net cash provided by operating activities was $4.3 million, and was primarily attributable to the growth of our premium subscription services, offset by $1.6 million in payments for our lease settlement.
      Net cash used in investing activities was $1.3 million in the twelve months ended December 31, 2002 and was primarily attributable to $1.2 million in purchases of property and equipment. Net cash used in investing activities was $1.3 million in the twelve months ended December 31, 2003, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities was $4.8 million in the twelve months ended December 31, 2004, and was primarily attributable to purchases of hardware, software, property and equipment, including $1,654,000 of internally developed software, and $1,493,000 of investment in furniture and fixtures associated with the move of our corporate headquarters. We expect to be able to realize tenant improvement allowances in 2005 that will offset many of the costs associated with the move of our corporate headquarters.
      Net cash provided by financing activities was $2.8 million in the twelve months ended December 31, 2002 and was primarily attributable to proceeds from the sale of our Series E preferred stock. Net cash used by financing activities in the twelve months ended December 31, 2003 was $513,000 and was primarily attributable to payments of capitalized lease obligations. Net cash provided by financing activities in the twelve months ended December 31, 2004 was $41.4 million and was primarily attributable to $44.8 million from the completion of our initial public offering and $5.0 million from the issuance of our senior subordinated promissory note in May 2004, net of $1.9 million of capitalizable offering-related expenses and $5.0 million for the repayment of our senior subordinated promissory note in October 2004. As of December 31, 2004, we had cash and cash equivalents of approximately $43.1 million.
      We have not allocated a specific portion of our net proceeds from our initial public offering to any particular purpose, other than the repayment of indebtedness under our senior subordinated promissory note that occurred in October 2004. The amount and timing of our actual expenditures will depend on numerous factors, such as the progress of our development and marketing efforts and the amount of cash used by our other operations. Thus, we retain broad discretion over the use of the net proceeds from our initial public offering.
      Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally and for other general corporate activities. In the twelve months ended December 31, 2004, we devoted approximately $746,000 to capitalized labor and $904,000 to capitalized external product development as well as $2.5 million to marketing of our products and services, both domestically and internationally.
      Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering, will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. Thereafter, if we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities.

Off-balance Sheet Liabilities
      We did not have any off-balance sheet liabilities or transactions as of December 31, 2004.

Other Contractual Commitments
      The following table summarizes our contractual obligations as of December 31, 2004, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period

	Total	2005	2006-2007	2008-2009	2010 & After

	(in thousands)
Contractual obligations:
Capital lease obligations	$1,662	$1,100	$464	$98	$—
Operating leases	9,561	1,041	2,680	2,773	3,067
Purchase obligations	803	661	142	—	—

Total contractual obligations:	$12,026	$2,802	$3,286	$2,871	$3,067

      Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
      Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012. In 2002, we terminated our headquarters lease which resulted in a decrease in our rent expense in 2003 and 2004 and as compared to 2002. In July 2004, we entered into a new lease for our executive headquarters. The new lease is for a larger facility at a higher average cost per square foot and has resulted in an increase in our current occupancy cost. The future minimum lease payments are $1.0 million in 2005; $1.3 million in 2006; $1.3 million in 2007; $1.4 million in 2008 and $1.4 million in 2009. The lease is cancelable after 2009, with a penalty for cancellation before January 20, 2012.
      Purchase Obligations. In January 2002, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we paid $396,000 in 2004. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $471,000 for 2005.
      In addition, in November 2004 we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $190,000 for 2005 and $142,000 for 2006.

Seasonality and Inflation
      We anticipate that our business may be affected by the seasonality of certain revenue sources. For example, print and online advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year, and sales on Kleptomaniac.com are affected by the holiday season and by the timing of the release of compilations of new DVDs.
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

Recent Accounting Pronouncements
      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-06 and have concluded that it does not have any effect on our results of operation or net income per share.
      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.
      In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to us in fiscal year 2006. At this time, we do not expect that the deduction will have a material impact on our reported income tax rate.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, which in our case is the quarter ending September 30, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We expect the adoption of SFAS 123(R) may have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

Risk Factors

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.
      We have experienced significant net losses and we may continue to incur losses for the foreseeable future given our anticipated increase in sales and marketing expenditures. As of December 31, 2004, our accumulated deficit was approximately $37.3 million. We have not yet achieved profitability. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability in the near future or at all, our financial condition will suffer and our stock price could decline.

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
      While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. In the twelve months ended December 31, 2004, our churn rates on our premium membership services, which include subscription cancellations and credit card failures, averaged 10.1% per month excluding cancellations from free trials, or 10.5% including cancellations from free trials. We calculate our average monthly churn over a particular period by dividing the sum of the number of cancellations and credit card failures for that period by the average number of subscribers in that period. We calculate the average number of subscribers in a given period by adding the number of subscribers at the beginning and the end of the period and dividing by two. Subscribers cancel their subscription to our service for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value and that customer service issues are not satisfactorily resolved. Members may decline to subscribe or existing subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers, which will harm our financial condition.

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
      We focus our services exclusively on the LGBT community. Advertisers and advertising agencies may not consider the LGBT community to be a broad enough or profitable enough market for their advertising budgets, and they may prefer to direct their online advertising expenditures to larger higher-traffic websites that focus on broader markets. If we are unable to attract new advertisers, if our advertising campaigns are unsuccessful with the LGBT community or if our existing advertisers do not renew their contracts with us, our revenue will decrease and operating results will suffer.

Our limited operating history makes it difficult to evaluate our business.
      As a result of our recent growth and limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses, number of subscribers and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause our subscriber numbers to grow slower or our net losses to be greater than expected, which could cause a decline in the trading price of our common stock.

We expect our operating results to fluctuate, which may lead to volatility in our stock price.
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
      Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, which could lead to interruption in our service and operations, and loss, misuse or theft of data. For example, during the fourth quarter of 2004 and the first quarter of 2005, our websites experienced unexpected periods of degraded performance and periods during which our transaction processing systems were not available or did not perform as expected, in part as a result of rapid growth and the introduction of new features and transaction processing capabilities. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a registration profile, enters a chat room and displays third-party advertisements. Any successful attempt by hackers to disrupt our websites services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.

The risks of transmitting confidential information online, including credit card information, may discourage customers from subscribing to our services or purchasing goods from us.
      In order for the online marketplace to be successful, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of our customer transaction data. Any breach could cause consumers to lose confidence in the security of our websites and choose not to subscribe to our services or purchase goods from us. We cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information or that of our users. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and may significantly disrupt our operations and harm our reputation, operating results or financial condition.

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
      We have significantly expanded our operations and anticipate that further expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. If we make future acquisitions or continue to expand our marketing efforts, we may issue shares of stock that dilute the interests of our other stockholders, expend cash, incur debt, assume contingent liabilities, create additional expenses or face difficulties in integrating acquired assets or businesses into our operations, any of which might harm our financial condition or results of operations.
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
      We are subject to federal, state, local and international laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights and information security. In particular, we are currently required, or may in the future be required, to:

•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue.
      The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could limit our growth and reduce our membership base and revenue.

If one or more states or countries successfully assert that we should collect sales or other taxes on the use of the Internet or the online sales of goods and services, our expenses will increase, resulting in lower margins.
      In the United States, federal and state tax authorities are currently exploring the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes, which could increase our expenses and decrease our profit margins.
      In 2003, the European Union implemented new rules regarding the collection and payment of value added tax, or VAT. These rules require VAT to be charged on products and services delivered over electronic networks, including software and computer services, as well as information and cultural, artistic, sporting, scientific, educational, entertainment and similar services. These services are now being taxed in the country where the purchaser resides rather than where the supplier is located. Historically, suppliers of digital products and services that existed outside the European Union were not required to collect or remit VAT on digital orders made to purchasers in the European Union. With the implementation of these rules, we are required to collect and remit VAT on digital orders received from purchasers in the European Union, effectively reducing our revenue by the VAT amount because we currently do not pass this cost on to our customers.
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

Our executive offices and our data center are located in the San Francisco Bay area. In the event of an earthquake, other natural or man-made disaster, or power loss, our operations could be interrupted, resulting in lower revenue.
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

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.
      We have used stock options and other long-term incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that will require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and our stock price could suffer.
      Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, our management will be required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluations. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our stock price may be volatile and you may lose all or a part of your investment.
      Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 13, 2004 through December 31, 2004, the closing sale prices of our common stock on the Nasdaq ranged from $8.45 to $14.26 per share and the closing sale price on March 1,

2005 was $9.71. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts and the operating and stock price performance of other companies that investors or analysts deem comparable to us.
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
      As a Delaware corporation, we are also subject to Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us. For a description of our capital stock, see “Description of Capital Stock.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in primarily money market funds.
      We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would increase (decrease) our earnings or loss by approximately $105,000 per quarter.
      Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue operating expenses and net income. Conversely, our net revenue operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2004 was not material.

Item 8.	Financial Statements and Supplementary Data
PlanetOut Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets	40
Consolidated Statements of Operations	41
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	42
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Supplementary Financial Data (unaudited):
Quarterly Financial Data for each of the years ended December 31, 2003 and 2004	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PlanetOut Inc.
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of PlanetOut Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principals generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 25, 2005

PlanetOut Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,282	$43,128
Accounts receivable, net	1,283	2,075
Prepaid expenses and other current assets	319	2,209

Total current assets	3,884	47,412
Property and equipment, net	3,029	7,011
Goodwill	3,403	3,403
Intangible assets, net	20	—
Investment in unconsolidated affiliate	151	57
Other assets	442	1,325

Total assets	$10,929	$59,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$483	$2,040
Accrued liabilities	2,854	1,469
Deferred revenue	2,483	3,506
Capital lease obligations, current portion	758	998
Notes payable, current portion	110	190

Total current liabilities	6,688	8,203
Capital lease obligations, less current portion	545	491
Notes payable, less current portion	—	142
Deferred rent	—	1,608

Total liabilities	7,233	10,444

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $0.001 par value, 12,918 and 5,000 shares authorized, 9,293 and zero shares issued and outstanding at December 31, 2003 and 2004, respectively	41,413	—

Stockholders’ equity (deficit):
Common stock: $0.001 par value, 17,136 and 100,000 shares authorized, 1,728 and 16,943 shares issued and outstanding at December 31, 2003 and 2004, respectively	2	17
Additional paid-in capital	17	88,387
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(259)	(1,619)
Accumulated other comprehensive loss	(99)	(106)
Accumulated deficit	(36,775)	(37,312)

Total stockholders’ equity (deficit)	(37,717)	48,764

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$10,929	$59,208

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2003	2004

	(In thousands, except per share
	amounts)
Revenue
Subscription fees	$8,030	$12,727	$16,775
Advertising	4,227	4,626	6,541
Transaction services	1,700	1,746	1,646

Total revenue	13,957	19,099	24,962

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation of $255 in 2002, $502 in 2003 and $565 in 2004)	6,311	6,696	8,068
Sales and marketing (inclusive of stock-based compensation of $117 in 2002, $419 in 2003, and $556 in 2004)	5,739	6,554	8,806
General and administrative (inclusive of stock-based compensation of $369 in 2002, $676 in 2003 and $1,013 in 2004)	7,099	4,242	5,182
Depreciation and amortization	2,615	2,030	2,457

Total costs and expenses	21,764	19,522	24,513

Income (loss) from operations	(7,807)	(423)	449
Equity in net loss of unconsolidated affiliate	(22)	(59)	(94)
Interest expense	(112)	(193)	(1,077)
Other income, net	96	72	210

Loss before income taxes	(7,845)	(603)	(512)
Provision for income taxes	(9)	(149)	(25)

Net loss	(7,854)	(752)	(537)
Accretion on redeemable convertible preferred stock	(1,709)	(1,729)	(1,402)

Net loss attributable to common stockholders	$(9,563)	$(2,481)	$(1,939)

Net loss per share attributable to common stockholders — basic and diluted	$(6.17)	$(1.53)	$(0.40)

Weighted average number of shares used in computing per share calculations — basic and diluted	1,551	1,624	4,837

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable
	Convertible					Note		Accumulated		Total
	Preferred Stock		Common Stock		Additional	Receivable	Unearned	Other		Stockholders’
					Paid-In	from	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Loss	Deficit	(Deficit)	Loss

Balances at December 31, 2001	7,886	$33,069	1,552	$2	$2,678	$(603)	$(113)	$(93)	$(28,130)	$(26,259)	$(16,530)

Issuance of Series E redeemable convertible preferred stock for cash, net of issuance costs of $48	812	3,256	—	—	—	—	—	—	—	—
Unearned stock- based compensation, net of cancellations	—	—	—	—	587	—	(587)	—	—	—
Amortization of unearned stock-based compensation, net of cancellations	—	—	—	—	—	—	593	—	—	593
Issuance of stock options to consultants in exchange for services	—	—	—	—	32	—	—	—	—	32
Issuance of common stock for cash on exercise of options and warrants	—	—	16	—	7	—	—	—	—	7
Accretion on redeemable convertible preferred stock	—	1,709	—	—	(1,709)	—	—	—	—	(1,709)
Foreign currency translation adjustment	—	—	—	—	—	—	—	48	—	48	$48
Net loss	—	—	—	—	—	—	—	—	(7,854)	(7,854)	(7,854)

Balances at December 31, 2002	8,698	38,034	1,568	2	1,595	(603)	(107)	(45)	(35,984)	(35,142)	$(7,806)

Issuance of common stock for cash on exercise of options	—	—	160	—	5	—	—	—	—	5
Unearned stock- based compensation, net of cancellations	—	1,643	—	—	75	—	(1,717)	—	—	(1,642)
Amortization of unearned stock-based compensation, net of cancellations	—	—	—	—	—		1,565	—	—	(1,565)
Issuance of Series D redeemable convertible preferred stock for cash on exercise of options	93	1	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash	502	6	—	—	—	—	—	—	—	—
Issuance of stock options to consultants in exchange for services	—	—	—	—	32	—	—	—	—	32
Accretion on redeemable convertible preferred stock	—	1,729	—	—	(1,690)	—	—	—	(39)	(1,729)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(54)	—	(54)	$(54)
Net loss	—	—	—	—	—	—	—	—	(752)	(752)	(752)

Balances at December 31, 2003	9,293	41,413	1,728	2	17	(603)	(259)	(99)	(36,775)	(37,717)	$(806)

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands)

	Redeemable
	Convertible					Note		Accumulated		Total
	Preferred Stock		Common Stock		Additional	Receivable	Unearned	Other		Stockholders’
					Paid-In	from	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholder	Compensation	Loss	Deficit	(Deficit)	Loss

Balances at December 31, 2003	9,293	41,413	1,728	2	17	(603)	(259)	(99)	(36,775)	(37,717)	$(806)

Issuance of common stock for cash on exercise of options and warrants	—	—	223	—	44	—	—	—	—	44
Issuance of common stock for cash, net of offering expenses of $5,226	—	—	5,348	5	42,896	—	—	—	—	42,901
Issuance of shares in consideration of services provided by consultant	—	—		—	6	—	—	—	—	6
Issuance of common stock warrants in connection with subordinated promissory note	—	—	—	—	543	—	—	—	—	543
Unearned stock based compensation, net of cancellations	—	—	—	—	3,406	—	(3,406)	—	—	—
Amortization of unearned stock based compensation, net of cancellations	—	—	—	—	—	—	2,046	—	—	2,046
Repurchase of unvested Series B convertible preferred stock upon termination of employee services	(26)	(20)	—	—	—	—	—	—	—	—
Repurchase of unvested common stock upon termination of employee services	—	—	(3)	—	—	—	—	—	—	—
Issuance of stock options to consultants in exchange for services	—	—	—	—	82	—	—	—	—	82
Issuance of Series D in consideration for cash on exercise of options	4	15	—	—	—	—	—	—	—	—
Accretion on redeemable convertible preferred stock	—	1,402	—	—	(1,402)	—	—	—	—	(1,402)
Conversion of preferred stock into common stock upon completion of initial public offering	(9,271)	(42,810)	9,647	10	42,800	—	—	—	—	42,810
Amount paid to shareholder for fractional shares due to reverse stock split	—	—	—	—	(5)	—	—	—	—	(5)
Foreign currency translation adjustment								(7)	—	(7)	$(7)
Net loss	—	—	—	—	—	—	—	—	(537)	(537)	(537)

Balances at December 31, 2004	—	$—	16,943	$17	$88,387	$(603)	$(1,619)	$(106)	$(37,312)	$48,764	$(544)

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(7,854)	$(752)	$(537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,615	2,030	2,457
Amortization of unearned stock-based compensation, net of cancellations	593	1,565	2,046
Amortization of warrant and issuance costs in connection with senior subordinated promissory note	—	—	636
Amortization of deferred rent	57	(31)	354
Issuance of stock options and shares in exchange for services	124	32	88
Loss on disposal or write-off of property and equipment	683	28	60
Issuance of common stock warrants in connection with facility lease agreement	24	—	—
Equity in net loss of unconsolidated affiliate	22	59	94
Changes in operating assets and liabilities:
Accounts receivable	(57)	(145)	(792)
Prepaid expenses and other assets	523	(209)	(1,300)
Accounts payable	964	(496)	1,557
Accrued and other liabilities	1,482	(577)	(1,385)
Deferred revenue	667	532	1,023

Net cash provided by (used in) operating activities	(157)	2,036	4,301

Cash flows from investing activities:
Purchase of equity investment	(124)	—	—
Purchases of property and equipment	(1,220)	(1,299)	(4,866)
Changes in restricted cash	—	30	30

Net cash used in investing activities	(1,344)	(1,269)	(4,836)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	3,256	7	—
Proceeds from exercise of common stock and preferred stock options and warrants	7	5	59
Proceeds from senior subordinated promissory note and related warrants, net of issuance costs	—	—	4,907
Repurchase of convertible preferred stock and common stock	—	—	(20)
Repayment of senior subordinated promissory notes	—	—	(5,000)
Principal payments under capital lease obligations and notes payable	(491)	(525)	(1,454)
Purchase of fractional shares due to reverse stock split	—	—	(5)
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	42,901

Net cash provided by (used in) financing activities	2,772	(513)	41,388

Effect of exchange rate on cash and cash equivalents	48	(54)	(7)
Net increase in cash and cash equivalents	1,319	200	40,846
Cash and cash equivalents, beginning of period	763	2,082	2,282

Cash and cash equivalents, end of period	$2,082	$2,282	$43,128

Supplemental disclosure of cash flow information:
Interest expense paid	$112	$193	$441

Income taxes paid	$9	$62	$86

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$646	$1,503	$1,991

Accretion on redeemable convertible preferred stock	$1,709	$1,729	$1,402

Unearned stock-based compensation	$587	$1,717	$3,406

Conversion of preferred stock to common stock upon completion of initial public offering	$—	$—	$42,810

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company
      Online Partners.com, Inc. (“OLP”) was incorporated in Delaware in October 1997 and PlanetOut Inc. was incorporated in Delaware in December 2000 as a wholly owned subsidiary of OLP for the sole purpose of acquiring all of the capital stock of PlanetOut Corporation (“POC”). The transaction was structured in a manner that resulted in OLP and POC becoming wholly owned subsidiaries of the Company, with the former stockholders of OLP holding a majority of the voting securities of the Company. Accordingly, for accounting purposes, OLP is the accounting acquirer and the historical financial statements of the Company are those of OLP.
      The Company is an online media company serving the lesbian, gay, bisexual and transgender, or LGBT, community. Through its Gay.com and PlanetOut.com websites, the Company offers membership based services and features. The Company generates revenue through subscription fees for premium membership services on Gay.com and PlanetOut.com, as well as advertising sales and sales of products and services through its e-commerce site, Kleptomaniac.com.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year.
      The Company incurred losses from operations since its inception and has an accumulated deficit of $37.3 million as of December 31, 2004. The Company experienced operating losses in 2003 and 2004, but had positive cash flows from operating activities in 2003 and 2004. In October 2004, the Company completed its initial public offering (“IPO”) of common stock. In the IPO, the Company sold an aggregate of 5,348,000 shares of common stock at an offering price of $9.00 per share, including 697,000 shares under an over-allotment option exercised by the underwriters. Proceeds from the IPO aggregated approximately $42.9 million, net of offering costs.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split
      In April 2004, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock in a range of one for ten to one for fifteen shares. The actual split ratio of one for eleven shares of the Company’s common stock was approved by a committee of the Board of Directors effective as of July 19, 2004, following stockholder approval of the range. All share, per share and stock option data information, including the conversion rates of the redeemable convertible preferred stock, in the accompanying consolidated financial statements for all periods have been retroactively restated to reflect the reverse stock split.

Reclassifications
      Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net loss or net loss per share of the Company.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Interest is accrued as earned. As of December 31, 2003 and 2004, cash and cash equivalents included $1,573,000 and $42,052,000, respectively, of money market funds, the fair market value of which approximates costs.

Fair Value of Financial Instruments
      Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and borrowing are carried at cost, which approximate fair value due to their short maturities. The reported amount of borrowings approximate fair value due to the market value interest rate.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and accounts receivable. Cash and cash equivalents are maintained by financial institutions in the United States, Europe and Argentina. Deposits in the United States may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s investments are financially credit worthy and, accordingly, minimal credit risk exists with respect to those investments.
      The Company’s accounts receivable are derived primarily from advertising customers. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. In 2002, 2003 and 2004, no single customer accounted for 10% or more of the Company’s revenue or net accounts receivable.

Foreign Currency Translation
      The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Foreign currency translation gain and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income (expenses) in the consolidated statement of operations and for 2002, 2003 and 2004 have not been significant.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory
      Inventory consists of finished goods held for sale and is recorded at the lower of cost (determined on a weighted average cost method) or market and the balance as of December 31, 2003 and 2004, of $28,000 and $24,000, respectively, is included in other current assets.

Investments
      Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. The Company monitors such investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The fair value for privately held securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information.

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
      Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For 2003 and 2004, leasehold improvement allowances totaled zero and $1,255,000, respectively, of which zero and $37,000 were amortized to the accompanying consolidated statements of operations as a reduction of rent expense. At December 31, 2003 and 2004, the deferred rent balance attributable to these incentives totaled zero and $1,218,000, respectively. Future amortization of balance of these tenant incentives is estimated to be $172,000 each year for 2005 to 2011, and $14,000 in 2012. At December 31, 2003 and 2004, the Company had receivable balances for tenant incentives of zero and $1,255,000, respectively, recorded under prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Internal Use Software and Website Development Costs
      The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During 2002, 2003 and 2004, the Company capitalized costs of $333,000, $855,000 and $1,650,000, respectively, and recorded $119,000, $273,000 and $519,000 of related amortization expense, respectively. The capitalized costs for 2004 included $904,000 paid to external consultants for website development.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess. The Company determined that it has one reporting unit. The Company performed its annual test on December 1, 2002, 2003 and 2004. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.
      The Company adopted SFAS No. 142 in January 2002, ceased amortizing goodwill balance totaling $3,403,000, which includes $678,000 of assembled workforce that was previously classified as intangible assets, and performed its initial impairment test at this time as required by the standard. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed.

Restricted Cash
      Restricted cash is recorded under other assets in the accompanying consolidated balance sheets. As of December 31, 2003 and 2004, the Company had $30,000 and zero, respectively, of cash restricted from withdrawal and held by a bank as certificates of deposit and as collateral for the online processing of credit cards.

Revenue Recognition
      The Company’s revenue is derived principally from the sale of premium subscription services, banner and sponsorship advertisements and transactions services. Premium subscription services are generally for a period of one month to one year. Premium subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and within management’s expectations.
      To date, the duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts are recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight line basis. Company obligations typically include undertakings to deliver a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved.
      Transaction service revenue generated from sale of products held in inventory is recognized when the product is shipped net of estimated returns. The Company also earns commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that though the Company receives the order and collects money from buyer, the Company is under no obligation to make payment to the third party unless payment has been received from the buyer and risk of return is also borne by the third party.

Advertising
      Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Advertising costs in 2002, 2003 and 2004 were $144,000, $1,067,000 and $2,513,000, respectively.

Stock-based Compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB No. 25 is recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN No. 28”), over the option’s vesting period, which generally is two to four years.
      The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123, Emerging Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and FIN No. 28. Accordingly, as these equity instruments vest, the Company will be required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments.
      For the purposes of pro forma disclosures, the estimated fair value of the options granted under the Company’s stock option plans is amortized to expense over the vesting period of the respective options, generally two to four years.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2003	2004

Net loss attributable to common stockholders, as reported:	$(9,563)	$(2,481)	$(1,939)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	593	1,565	2,046
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(538)	(1,959)	(2,653)

Pro forma net loss attributable to common stockholders:	$(9,508)	$(2,875)	$(2,546)

Net loss per share attributable to common stockholders:
As reported — basic and diluted	$(6.17)	$(1.53)	$(0.40)

Proforma — basic and diluted	$(6.13)	$(1.77)	$(0.53)

      Prior to the Company’s IPO, the fair value of each option grant was determined using the minimum value method prescribed by SFAS No. 123. Subsequent to the offering, the fair value was determined using the Black-Scholes model stipulated by SFAS No. 123. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company’s stock option awards:

	Years Ended December 31,

	2002	2003	2004

Preferred stock options:
Expected lives (in years)	2.50	2.50	2.50
Risk free interest rates	2.76% - 3.62%	2.15% - 3.36%	2.77 - 4.05%
Dividend yield	10%	10%	10%
Volatility	0%	0%	0%
Common stock options:
Expected lives (in years)	5	5	5
Risk free interest rates	2.76% - 3.62%	2.15% - 3.36%	2.77 - 4.05%
Dividend yield	0%	0%	0%
Volatility	0%	0%	0 - 94.6%

Income Taxes
      The Company accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss
      Other comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity (deficit). For 2002, 2003 and 2004, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting
      The Company has one reporting segment. During 2002, 2003 and 2004, $1,148,000, $939,000 and $951,000, respectively, of the Company’s revenue was derived from its operations based in Europe and Argentina. As of December 31, 2002, 2003 and 2004, $61,000, $15,000 and $20,000, respectively, of the Company’s long-lived assets were held in Europe and Argentina.

Net Income (Loss) Per Share
      Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
      Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.
      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2003	2004

Numerator:
Net loss attributable to common stockholders	$(9,563)	$(2,481)	$(1,939)

Denominator for basic and diluted net loss per common share:
Weighted-average common shares outstanding	1,551	1,624	4,837

Net loss per share attributable to common stockholder — basic and diluted	$(6.17)	$(1.53)	$(0.40)

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Years Ended December 31,

	2002	2003	2004

Redeemable convertible preferred stock	8,698	9,293	—
Redeemable convertible preferred stock options and warrants	481	327	—
Common stock options and warrants	2,137	1,790	2,424
Common stock subject to repurchase	2	2	2

	11,318	11,412	2,426

Recent Accounting Pronouncements
      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement will have a material effect on the Company’s results of operation and financial position.
      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earning of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company adopted EITF 03-06 and concluded that it does not have any effect on the Company’s results of operation or net income per share on an annual basis.
      In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in fiscal year 2006. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the beginning of the first reporting period that begins after June 15, 2005, which for the Company is the quarter ending September 30, 2005 with early adoption encouraged. The Company currently measures compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in notes to financial statements as required by SFAS 123 and SFAS 148. The Company is required to adopt SFAS 123(R) starting from the third fiscal quarter of 2005. The Company expects the adoption of SFAS 123(R) may have a material adverse impact on our net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

Note 3 —	Equity Investment
      In October 2000 and July 2002, the Company acquired shares in Gay.it S.p.A., an Italian company that operates a website targeting the Italian gay community, for total consideration of $572,000. The Company owns 45% of Gay.it S.p.A., and this investment is accounted for using the equity method. There was no decline in value other than temporary to this investment in 2003 and 2004. The recognition of the equity in net loss from this investment and impairment charges, if any, are included in equity in net loss on unconsolidated affiliate in the accompanying consolidated statements of operations for each year.
      In 2004, the net loss recorded for the Company’s equity in its investment in Gay.it S.p.A. represented 18% of the Company’s consolidated net loss for the year. The following table summarizes the financial statement information of this unconsolidated affiliate:

	December	31,4

	(In thousands)
Current assets	$661	$490
Non-current assets	89	82
Current liabilities	306	299
Non-current liabilities	—	—

	Years Ended December 31,

	2002	2003	2004

	(In thousands)
Net sales revenue	$758	$692	$565
Operating expenses	803	806	743
Net loss from operations	(45)	(114)	(178)
Net loss	$(67)	$(132)	$(209)
      The Company recorded $59,000 and $94,000 as equity in net loss of unconsolidated affiliate in 2004 for its 45% interest in Gay.it S.p.A. in 2003 and 2004, respectively.

Note 4 —	Changes in Accounting for Business Combinations, Goodwill and Other Intangible Assets
      The Company adopted SFAS No. 142 in January 2002, ceased amortizing goodwill balance totaling $3,403,000, which included $678,000 of assembled workforce that was previously classified as intangible assets, and performed its initial impairment test at this time as required by the standard. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed.
      The Company, which operates as one reporting unit, performed its annual test on December 1, 2002, 2003 and 2004. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.
      Intangible assets subject to amortization consist of registered user base, trade names and other intangible assets with amortization periods of one to three years. The components of intangible assets, excluding goodwill, are as follows:

	December 31, 2003			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Other intangible assets (in thousands):
Registered user base	$3,278	$3,278	$—	$3,278	$3,278	$—
Trade names	2,340	2,325	15	2,340	2,340	—
Other intangibles	726	721	5	726	726	—

	$6,344	$6,324	$20	$6,344	$6,344	$—

      Total amortization expense in 2002, 2003 and 2004, was $784,000, $243,000 and $20,000, respectively.

Note 5 —	Other Balance Sheet Components

	December 31,

	2002	2003	2004

Accounts receivable (in thousands):
Trade accounts receivable	$1,220	$1,326	$2,134
Less: Allowance for doubtful accounts	(82)	(43)	(59)

	$1,138	$1,283	$2,075

      In 2002, 2003 and 2004, the Company provided for an increase in the allowance for doubtful accounts of $73,000, $25,000 and $34,000, respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $43,000, $64,000 and $18,000, respectively.

	December 31,

	2003	2004

Property and equipment (in thousands):
Computer and network equipment	$4,805	$7,130
Furniture and fixtures	278	918
Computer software	1,090	1,683
Leasehold improvements	355	1,191
Capitalized software and website development costs	1,419	2,919

	7,947	13,841
Less: Accumulated depreciation and amortization	(4,918)	(6,830)

	$3,029	$7,011

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For 2002, 2003 and 2004, depreciation and amortization expense of property and equipment was $1,831,000, $1,787,000 and $2,437,000, respectively.

	December 31,

	2003	2004

Prepaid expenses and other current assets (in thousands):
Prepaid expenses and other current assets	$319	$1,262
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	—	947

	$319	$2,209

	December 31,

	2003	2004

Other assets (in thousands):
Restricted cash	$30	$—
Other assets	270	838
Receivable from landlord for tenant improvement allowance, less current portion (Note 2)	—	308
Interest on note receivable from stockholder	142	179

	$442	$1,325

	December 31,

	2003	2004

Accrued liabilities (in thousands):
Accrued payroll and related liabilities	$521	$493
Lease settlement payable (Note 8)	1,562	—
Other accrued liabilities	771	976

	$2,854	$1,469

Note 6 —	Related Party Transactions

Note Receivable
      In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest are due and payable in May 2006. Interest accrues at a rate of 8.5% per annum or the maximum rate permissible by law, whichever is less and is full recourse. The note is full recourse with respect to $24,000 in principal payment and the remainder of the principal is non-recourse. The note is collateralized by the shares of preferred stock, common stock, warrants and options owned by the executive. Interest income of $52,000, $52,000 and $37,000 was recognized in 2002, 2003 and 2004, respectively.

Consulting Service Agreement
      In March 1998, the Company entered into a financial advisory service agreement with HWJesse&Co (the “Business Advisor”), whose President at the time is also a member of the Board of Directors of the Company. Under the service agreement, the Business Advisor acted as advisor of the Company in several business and financial matters, as defined by the agreement. The agreement was terminated in May 2003. In consideration for the services rendered, the Company made aggregate cash payments of $93,000 and $38,000

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in 2002 and 2003, respectively. Additionally, in connection with this service agreement the Company issued to the Business Advisor options to purchase 73,097 shares of common stock at an exercise price of $0.21 per share. The Company estimated the fair value of these options at $12,750 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; option contractual term of 10 years; risk free interest rate of 6.91%; and an expected volatility of 75%. The Company recorded a charge to general administrative expenses in 2002.

Anchor Tenant Agreement
      In connection with the acquisition of PlanetOut Corporation, a heritage company, the Company assumed an agreement with America Online (“AOL”) which owns approximately 5% of the Company’s common stock. Pursuant to this agreement, the Company paid a fee of $95,000 and $12,000, in 2002 and 2003, respectively, for promotion services which was recorded in sales and marketing.
      The anchor tenant agreement terminated in 2003 and the Company paid $66,000 for additional advertising from AOL in 2004 recorded as sales and marketing expense. In 2004, the Company recorded $116,000 of advertising revenue for advertising purchased from the Company by a third-party media buyer on behalf of AOL.

Advertising Agreement
      In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of which the Company owns 45% (Note 3). Pursuant to this agreement, the Company paid Gay.it S.p.A. a referral fee of $22,000, $44,000 and $63,000 in 2002, 2003 and 2004, respectively.

Senior Subordinated Promissory Note
      In May 2004, the Company entered into a $5 million senior subordinated promissory note with a related party. The note was due on the earlier to occur of January 18, 2007 or the 30th day after the completion of an initial public offering with gross proceeds of $30 million or more. The Company was allowed to prepay the note at any time without penalty. The note interest rate was 11% per year with interest payable monthly. In connection with the issuance of the notes, the Company incurred $93,000 of issuance costs and issued to the purchaser of the note a warrant to purchase 45,454 shares of its common stock at an exercise price of $0.011 per share. The estimated value of this warrant was $610,000 which was estimated using the Black-Scholes option pricing model with the following assumptions: a contractual life of 5 years, weighted average risk-free interest rate of 3.89%, a dividend yield of 0% and volatility of 75%. The proceeds of the note were apportioned between the note and the warrant, and the amount allocated to the warrant of $543,000 was recorded as additional interest expense over the term of the note. In October 2004, the note was paid in full after completion of the Company’s IPO; accordingly, unamortized warrant cost of $477,000 was recognized as interest expense during the year. The warrant was exercised in May 2004.

Note 7 —	Commitments and Contingencies

Operating Leases
      The Company leases office space and equipment under noncancelable operating leases with various expiration dates through January 20, 2012. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases in 2002, 2003 and 2004, was $1,271,000, $584,000 and $830,000, respectively, net of sublease income of $41,000, zero and zero, respectively.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending December 31,

2005	$1,041
2006	1,333
2007	1,347
2008	1,375
2009 and thereafter	4,465

$9,561

Capital Leases
      As of December 31, 2004, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases

2005	$1,100
2006	342
2007	122
2008	73
2009	25

Total minimum lease payments	1,662
Less: Amount representing interest	(173)

Present value of capital lease obligations	1,489
Less: Current portion	(998)

Long-term portion of capital lease obligations	$491

      As of December 31, 2003 and 2004 the Company held property and equipment under capital leases with a cost of $2,656,000 and $3,884,000, respectively. The accumulated amortization on these assets was $1,403,000 and $2,531,000 as of December 31, 2003 and 2004, respectively.

Maintenance Agreement
      In November 2004, the Company entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable at zero percent interest in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $190,000 for 2005 and $142,000 for 2006 and are recorded as notes payable on the Company’s consolidated balance sheet.

Co-location Facility Agreement
      In January 2002, the Company entered into a co-location facility agreement with a third-party service provider to secure the location of the Company’s network servers. In connection with these services, the Company recorded an operational expense of $395,000 in 2004. Future minimum payments under the co-location facility agreement are $471,000 in 2005.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification
      In June 2001, the Company entered into an Indemnity Agreement with its President pursuant to which the Company agreed to indemnify him for certain costs of defense and damages that might be awarded against him in a lawsuit brought against him and the Company, among others, by a former employee. Specifically, the Indemnity Agreement provides that the Company will indemnify its President for his reasonable costs of defense, generally limited to no more than $3,500 per month, and for that portion of any damages awarded against him, if any, in an amount to be determined at arbitration, that the trier of fact finds resulted from actions he took within the scope of his employment with OLP, a heritage company. The Company has paid $11,000, zero and $16,000 in 2002, 2003 and 2004 respectively, in connection with this indemnification. The lawsuit subject to this Indemnity Agreement was settled in January 2005, and no further material payments are expected under this agreement.

Contingencies
      The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company is currently involved in the below matters. However, the Company does not believe, based on current knowledge, that any of these matters is likely to have a material adverse effect on its financial position, results of operations or cash flows.
      In November 2000, a former employee of the Company’s filed a lawsuit against OLP, a heritage company, and a number of the Company’s current and former employees, including its current President, Mark Elderkin, and his partner, Jeffery Bennett. The complaint alleged breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by OLP in 1999. The plaintiff claimed that the membership interest he negotiated in Pridecom LLC did not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff sought an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. Subsequent to year-end, this matter was settled to the mutual satisfaction of the parties. The settlement amount was not material to the Company’s financial condition and results of operations and was accrued for in full in the fourth quarter of 2004 in general and administrative expenses.
      In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against our use of the word “gay” as a domain name and monetary damages of €300,000 (US $409,000 at December 31, 2004). The Company estimates that its range of possible loss is from no loss and no injunction to the full amount of the plaintiff’s petition for relief. To date, no amount has been recorded for this contingency because of uncertainty as to the amount that would be required to be paid, if any. The Company intends to defend itself vigorously in this matter.

Note 8 —	Lease Settlement
      In September 2002, the Company terminated its office lease and vacated the space due to the landlord’s failure to deliver further space as required by the lease agreement. The landlord subsequently requested an arbitration hearing to recover the payments remaining on the lease. In February 2003, a settlement was reached under which the Company agreed to pay $2,750,000 of which $1,188,000 and $1,562,000 was paid in

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 and 2004, respectively. The settlement amount was accrued for in full in general and administrative expenses in 2002.

Note 9 —	Redeemable Convertible Preferred Stock
      The Company’s certificate of incorporation, amended and restated in October 2004, authorizes the Company to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. As of December 31, 2004, no shares of preferred stock were issued and outstanding.
      At December 31, 2003, the Company had the following redeemable convertible preferred stock outstanding (in thousands):

		Shares
	Shares	Issued and
Series	Authorized	Outstanding

E	1,273	812
D	3,864	3,185
C-1	1,188	729
C-2	1,667	801
C-3	321	221
C-4	2,129	1,305
C-5	1,967	1,737
B	509	503

	12,918	9,293

      During 2004, in accordance with the terms of the Series B convertible preferred stock purchase agreement, the Company repurchased 2,000 unvested shares of the Series B preferred stock for $20,000 upon termination of employee services.
      In September 2004, the Company issued 4,000 shares of Series D redeemable convertible preferred stock for $4.07 per share resulting in aggregate net cash proceeds of $15,000.
      Upon closing of the Company’s initial public offering in October 2004, all Series E, D, C-1, C-2, C-3, C-4 and C-5 automatically converted into common stock at a one-to-one ratio, as adjusted for a reverse stock-split of 11:1.
      The Series B convertible preferred stock was automatically converted upon closing of the IPO into shares of common stock, as adjusted for a reverse stock split of 11:1, at a conversion rate of approximately 1:1.8 based on the valuation of the Company at the time of the IPO, in accordance with the Company’s certificate of incorporation.

Dividends
      The holders of Series D and Series E were entitled to receive cumulative dividends in preference to any dividend on any other preferred series or common stock, at the amount of $0.407 per share per annum, compounded quarterly. In addition, each share of Series D and Series E was entitled to share on a pro rata

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis with any dividends payable to holders of common stock on an as-converted basis. Prior to the initial public offering in October 2004, the cumulative unpaid dividends were $5,376,000. In accordance with the Company’s certificate of incorporation, the undistributed cumulative dividends terminated upon the IPO.

Redemption
      Prior to Company’s IPO, at the individual option of each holder of shares of Series E and D, the Company was obligated to redeem, at any time on or after May 1, 2006, the number of shares of Series E or D held by such holder by paying in cash a sum equal to $4.07 per share plus all accrued but unpaid dividends on such shares on the date of redemption (the “Redemption Price”). The Redemption Price was payable in two equal installments on the redemption date and on the first anniversary of the redemption date. In 2002, 2003 and 2004 the Company recorded $1,524,000, $1,607,000 and $1,304,000, respectively, of accretion for cumulative dividends. The redemption features terminated upon conversion of the preferred stock into common stock at the closing of the IPO.
      In addition to the accretion for cumulative dividends described above, the Company recorded accretion of $185,000, $122,000 and $98,000 in 2002, 2003 and 2004, respectively, in connection with issuance costs capitalized and recorded against the gross proceeds received from the issuance of Series D and E using the effective interest method.

Note 10 —	Warrants
      In connection with certain acquisitions, financing arrangements and in exchange for services rendered, the Company issued warrants to purchase shares of the Company’s redeemable convertible preferred and common stock. The following warrants were outstanding as of December 31, 2004 (in thousands, except per share amounts):

	Number
	Outstanding and		Year of
	Exercisable	Exercise Price	Expiration

Series D warrants , converted to common stock warrant upon initial public offering	116	$4.07	2006
Series C-4 warrants, converted to common stock warrant upon initial public offering	28	$13.47	2005
Series C-5 warrants, converted to common stock warrant upon initial public offering	16	$11.44	2005
Common stock warrants	66	$39.60 to $100.32	2005
      In May 2004, the Company issued a warrant to purchase 45,000 shares of common stock in connection with the issuance of the senior subordinated promissory note. The warrant was exercised in May 2004 at a price of $0.011 per share for net proceeds of $500.
      In October 2004, AOL exercised a common stock warrant through a cashless exercise transaction resulting in a net issuance of 100,000 shares of common stock.

Note 11 —	Stock Option Plans
      In December 1997, the Company adopted the 1997 Stock Plan and in April 2001, the Company assumed the PlanetOut Corporation 1996 Stock Option Plan and PlanetOut Corporation 1996 Equity Incentive Plan (as part of the acquisition of POC). In January 2002, the Company adopted the PlanetOut Partners, Inc. 2001 Equity Incentive Plan. In April 2004, the Company adopted the 2004 Equity Incentive Plan and the 2004 Executive Officers and Directors Equity Incentive Plan (hereinafter collectively referred as the “Plans”). All of the plans, except for the 2004 Equity Incentive Plan, terminated upon the closing of the IPO, which does

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not affect the awards outstanding under those plans. The 2004 Equity Incentive Plan provides for the granting of stock options, stock purchase rights, stock bonus awards, restricted stock awards, restricted stock units, stock appreciation rights, phantom stock rights, and other similar equity based awards to employees, outside directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees and nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2004, the Company has reserved an aggregate of 2,659,000 shares of common stock for issuance under the 2004 Equity Incentive Plan and other plans.
      No further awards may be granted under any of the plans, except for the 2004 Equity Incentive Plan. Options under the 2004 Equity Incentive Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the value of the shares on the date of grant; and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plans are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company. To date, options outstanding under the Plans generally vest over two to four years.
      The following is a summary of common stock option activity (in thousands, except per share amounts):

	Shares Available	Options	Weighted
	for Grant	Outstanding	Average Price

Balances at December 31, 2001	292	649	$8.58
Additional shares reserved	1,528	—	—
Options granted	(1,629)	1,629	0.44
Options exercised	—	(16)	0.44
Options cancelled	525	(525)	8.69

Balances at December 31, 2002	716	1,737	0.99
Options granted	(102)	102	0.77
Options exercised	—	(160)	0.44
Options cancelled	107	(107)	0.55

Balances at December 31, 2003	721	1,572	1.10
Additional shares reserved	904	—	—
Options granted	(883)	883	9.25
Options exercised	—	(78)	0.56
Options cancelled	291	(291)	3.83
Conversion of Series D redeemable convertible preferred stock stock options to common options upon completion of IPO	37	112	4.07

Balances at December 31, 2004	1,070	2,198	$4.19

      Common stock option holders have the right to exercise unvested options subject to a repurchase right held by the Company, which generally lapses ratably over four years, at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about common stock options outstanding, exercisable and vested as of December 31, 2004 (in thousands, except years and per share amounts):

	Options Outstanding and Exercisable
				Options Vested
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Vested	Price

$ 0.00 - $ 1.46	1,149	7.4	$0.47	844	$0.46
$ 1.47 - $ 2.93	107	4.7	2.26	101	2.26
$ 2.94 - $ 4.40	112	6.6	4.07	112	4.07
$ 7.33 - $ 8.79	15	9.2	8.25	—	8.25
$ 8.80 - $10.26	717	9.1	9.07	116	9.02
$10.27 - $11.72	2	9.9	11.70	—	—
$11.73 - $13.19	12	9.5	12.33	—	—
$13.20 - $14.66	84	7.3	13.84	47	14.18

	2,198	7.8	$4.19	1,220	$2.28

      As of December 31, 2002 and 2003, the Company had 851,000 and 849,000 common stock options vested with a weighted average exercise price of $2.05 and $1.61 per share, respectively.
      All options granted were intended to be exercisable at a price per share not less than the fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these fair market values in good faith based on the best information available to the Board and the Company’s management at the time of grant.
      The following is a summary of Series D option activity (in thousands, except per share amounts):

	Options Outstanding

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Shares reserved	255	—	—
Options granted	(256)	256	$4.07
Options cancelled	27	(27)	4.07

Balances at December 31, 2002	26	229	4.07
Options exercised	—	(93)	4.07
Options cancelled	11	(11)	4.07

Balances at December 31, 2003	37	125	4.07
Options exercised	—	(4)	4.07
Options cancelled	—	(9)	4.07
Conversion of Series D options to common stock options upon completion of IPO	(37)	(112)	4.07

Balances at December 31, 2004	—	—	$—

      The Company had 229,000 and 125,000 Series D options exercisable as of December 31, 2002 and 2003, respectively, with a weighted average exercise price of $4.07 per share.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to its IPO, the Company had reserved an aggregate of 254,545 shares of Series D preferred stock for issuance under one of the Plans. Upon the Company’s IPO, the Series D preferred stock options were converted on a one-to-one basis to common stock options as adjusted for a reverse stock-split of 11:1.

Stock-based Compensation Associated with Awards to Employees
      The Company issued options and restricted stock to employees and recorded unearned stock-based compensation related to these awards in 1999 and 2000 which was amortized over the vesting period. In 2002, the Company recorded stock-based compensation of $113,000.
      In August 2003, the Company permitted those employees who began their employment with the Company prior to 2001 to exercise their Series D and common stock options up to a number equal to the options vested as of December 31, 2002 at an exercise price of $0.011 per share. A total of 93,000 and 152,000 Series D and common stock options were exercised, respectively. As a result of this modification, the Company recorded stock-based compensation expense for the intrinsic value of the options at the date of exercise in 2003 in the amount of $522,000.
      During the year ended December 31, 2004, the Company issued common stock options under the Plans at exercise prices below the fair value of the Company’s common stock at the date of grant. Accordingly, for such stock options issued to employees, the Company has recorded deferred stock-based compensation of $3,406,000 of which the Company amortized $1,500,000 of stock-based compensation in 2004.
      At December 31, 2004, the Company had unearned stock-based compensation of $1,620,000 of which $960,000 is expected to be amortized in 2005, $469,000 in 2006, $180,000 in 2007, and $11,000 in 2008. The Company may recognize additional stock-based compensation expense in the future if it grants additional options.

Option Cancellation and Regrant Program
      In January 2002, the Company implemented an Option Cancellation and Regrant Program (the “Program”). The Program offered then current Company employees the opportunity to cancel certain common stock options with an exercise price in excess of $1.10 per share, in exchange for the Company’s promise to grant replacement common stock options in August 2002 at an exercise price equal to the fair value of the common stock on the grant date. The number of new common stock options would be at least equal to the common stock options cancelled. The Program resulted in the cancellation of 418,000 common stock options at a weighted-average exercise price of $10.67 per share and the grant, and on August 23, 2002, the grant of 1,524,000 common stock options at an exercise price of $0.44 per share.
      Additionally, in January 2002, the Company issued to the participants of the Program, an aggregate of 239,000 Series D options at an exercise price of $4.07 per share. Of the total Series D options, a total of 155,000 Series D options (the “Replacement Awards”) are subject to variable plan accounting, as they were granted within 6 months and one day from the cancellation date of the original awards, as defined by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN No. 44”). Under FIN No. 44, the Company will remeasure the intrinsic value of the Replacement Awards until such options are exercised, forfeited or expire. Subsequently, in August 2003, a total of 93,000 Series D options were exercised. The Company recorded stock-based compensation related to the Replacement Awards of $480,000, $35,000 and $339,000 in 2002, 2003 and 2004, respectively.

Restricted Stock Grant
      In August 2003, the Company issued 503,000 restricted shares of Series B at a purchase price of $0.77 per share to all employees as of July 31, 2003, with the exception of one executive officer, which vest over a term of two years beginning on the later of February 1, 2003 or the date of hire. As a result, the

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recorded unearned stock-based compensation for the estimated fair value of Series B at date of grant of $1,267,000, which is being amortized over the vesting period. The Company recorded stock-based compensation expense, net of cancellation of $1,008,000 and $207,000 associated with the issuance of these awards in 2003 and 2004, respectively. As of December 31, 2003 and 2004, there were 276,000 Series B and 35,000 common shares subject to repurchase by the Company at the original issuance price.

Stock-based Compensation Associated with Awards Granted to Nonemployees
      The Company issued preferred stock and a warrant to purchase preferred stock to nonemployees in 2000 for services to be rendered over a two year period. The Company recorded the fair value of $1,649,000 as deferred cost and amortized this over the service period. The Company recorded stock-based compensation expense of $92,000 in cost of revenue in 2002 related to these awards.
      During the years 2002, 2003 and 2004, the Company granted 26,000 Series D options, 10,000 common stock options and 3,200 common stock options, at an exercise price of $4.07, $0.77 and $9.02 per share, respectively, to consultants in consideration for their services rendered to the Company. Of these grants, 2,740 Series D options were fully vested at the date of grant and the remaining of these grants are subject to a vesting period of two to four years from the date of grant. On each reporting period, the Company recognizes stock-based compensation expense associated with these options as they vest and estimates their fair value based on the Black- Scholes option pricing model and its applicable assumptions at each reporting period. Accordingly, in 2002, 2003 and 2004, the Company recorded stock-based compensation expense totaling $32,000, $32,000 and $88,000, respectively. The following assumptions were utilized: expected dividend yield of 10% for Series D stocks and 0% for common stock; risk-free interest rate ranging from 4.06% to 4.35%; expected volatility ranging from 75% to 76%; and a remaining contractual life ranging from 7 to 10 years.

Note 12 —	Deferred Contribution Plan
      The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made at the discretion of the Board of Directors. Employer matching contributions were $61,000, $75,000 and $85,000 for 2002, 2003 and 2004, respectively.

Note 13 —	Income Taxes
      The provision for income taxes is $9,000, $149,000 and $25,000 in 2002, 2003 and 2004, respectively. The Company’s effective tax rate differs from the statutory rates, primarily due to no tax benefit for operating losses.
      The components of temporary differences which give rise to deferred taxes are (in thousands):

	Years Ended December 31,

	2002	2003	2004

Deferred tax assets:
Net operating loss carryforwards	$14,908	$15,140	$14,637
Accruals	233	210	281
Other	569	101	128

	15,710	15,451	15,046
Less: Valuation allowance	(15,710)	(15,451)	(15,046)

	$—	$—	$—

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $3,915,000 in 2002 and decreased by $281,000 and $425,000 in 2003 and 2004, respectively. The valuation allowance will be available in future years income.
      As of December 31, 2004, the Company had net operating loss carryforwards of $36,410,000 and $24,916,000 for federal and state net operating loss carryforwards, available to offset future taxable income which expire in varying amounts beginning in 2012 and 2005, respectively.
      Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards and credits may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

Note 14 —	Subsequent Events

Additional Office Leases
      In March 2005, the Company entered into a new two-year lease agreement through April 2007 for approximately 3,000 square feet of office space to expand its Argentina office. The future minimum lease payments are $18,000 in 2005, $24,000 in 2006 and $8,000 in 2007.
      In March 2005, the Company entered into a new five-year lease agreement through March 2010 for approximately 6,000 square feet of office space for its New York office. The Company intends to relocate its New York office in April 2005. The future minimum lease payments are $133,000 in 2005, $202,000 in 2006, $206,000 in 2007, $210,000 in 2008, $214,000 in 2009 and $54,000 in 2010.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Quarterly Financial Data
      The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2004. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or future years.

	Three Months Ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share amounts)
Revenue
Subscription services	$2,729	$3,098	$3,337	$3,563	$3,789	$4,051	$4,328	$4,607
Advertising services	894	1,116	1,180	1,436	1,097	1,712	1,604	2,128
Transaction services	621	437	384	304	554	347	378	367

Total revenue	4,244	4,651	4,901	5,303	5,440	6,110	6,310	7,102
Operating costs and expenses:
Cost of revenue	1,506	1,498	2,084	1,608	2,143	2,014	1,941	1,970
Sales and marketing	1,356	1,638	2,055	1,505	1,672	2,315	2,248	2,571
General and administrative	917	851	1,592	882	1,295	1,301	1,263	1,323
Depreciation and amortization	453	485	488	604	470	559	645	783

Total costs and operating expenses	4,232	4,472	6,219	4,599	5,580	6,189	6,097	6,647

Income (loss) from operations	12	179	(1,318)	704	(140)	(79)	213	455
Other income (expense), net	(27)	(29)	(54)	(70)	(64)	(128)	(223)	(546)

Income (loss) before taxes	(15)	150	(1,372)	634	(204)	(207)	(10)	(91)
Provision for income taxes	(4)	(28)	—	(117)	—	(5)	(19)	(1)

Net income (loss)	$(19)	$122	$(1,372)	$517	$(204)	$(212)	$(29)	$(92)

Accretion on redeemable convertible preferred stock	(428)	(427)	(437)	(436)	(438)	(437)	(438)	(89)

Net income (loss) attributable to common stockholders	$(447)	$(305)	$(1,809)	$81	$(642)	$(649)	$(467)	$(181)

Net income (loss) attributable to common stockholders used in basic earnings per share(1)	$(447)	$(305)	$(1,809)	$24	$(642)	$(649)	$(467)	$(181)

Basic net income (loss) attributable to common stockholders	$(0.29)	$(0.19)	$(1.10)	$0.01	$(0.37)	$(0.37)	$(0.25)	$(0.01)

Diluted net income (loss) attributable to common stockholders	$(0.29)	$(0.19)	$(1.10)	$0.00	$(0.37)	$(0.37)	$(0.25)	$(0.01)

Basic weighted-average number of shares used in per share calculations	1,566	1,567	1,641	1,720	1,725	1,773	1,841	14,035

Diluted weighted-average number of shares use in per share calculations	1,566	1,567	1,641	7,735	1,725	1,773	1,841	14,035

(1)	In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). Net income available to common shareholders used in basic earnings per share excludes earnings that were contractually entitled to preferred stockholders in the event that a dividend was declared.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Control and Procedures
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
      As of December 31, 2004, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.
      There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      We have adopted a Code of Conduct and Ethics, a copy of which is available on our corporate website, www.planetoutinc.com, under the “Investor Center — Corporate Governance” link. To the extent permitted by the rules promulgated by the NASD, we intend to disclose any amendments to, or waivers from, the Code provisions applicable to our principal executive officer or senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code, on our website, www.planetoutinc.com, under the “Investor Center — Corporate Governance” link.
      Other than the identification of executive officers in Part I, Item 1 hereof, this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 11.	Executive Compensation
      Incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

Item 14.	Principal Accounting Fees and Services
      Incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.3	Indemnity Agreement dated June 28, 2001 between Online Partners.com, Inc. and Mark Elderkin, Jeffery Bennett, Pridecom Productions, L.L.C. and Pridecom Productions, Inc. (filed as Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.4	Secured Promissory Note dated May 2001 and Stock Pledge Agreement dated June 29, 2001 by and between PlanetOut Partners, Inc. and Mark Elderkin (filed as Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.5	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.6	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.7	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.8	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.9	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).

10.10	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.8 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).

10.12	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.13	Form of Warrant dated May 10, 2000, as amended March 21, 2001 issued to entities associated with Mayfield (filed as Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.14	Warrant No. PCW-2 dated May 15, 2000 issued to America Online, Inc. (filed as Exhibit 10.15 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.15	Form of Warrant dated June 21, 2000, as amended March 21, 2001 issued to entities associated with Mayfield (filed as Exhibit 10.16 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.16	Amended and Restated Warrant No. PCW-4 dated July 25, 2000, amended March 21, 2001 issued to America Online, Inc. (filed as Exhibit 10.17 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.17	Form of Series D Preferred Stock Warrant (filed as Exhibit 10.21 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.18	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.19	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Lowell R. Selvin and PlanetOut Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.20	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.21	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Jeffery T. Soukup and PlanetOut Inc. (filed as Exhibit 10.26 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.22	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Jeffery J. Titterton and PlanetOut Inc. (filed as Exhibit 10.27 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.23	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.24	Employment Agreement dated as of January 31, 2005 by and between Donna L. Gibbs and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 4, 2005, and incorporated herein by reference).

21.1	List of subsidiaries, filed herewith.

23.1	Consent PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2005.

PLANETOUT INC.

By:	/s/ Jeffrey T. Soukup

Jeffrey T. Soukup
Chief Financial Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Lowell R. Selvin, Jeffrey T. Soukup and Todd A. Huge, and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowell R. Selvin Lowell R. Selvin	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 30, 2005

/s/ Jeffrey T. Soukup Jeffrey T. Soukup	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Jerry Colonna Jerry Colonna	Director	March 30, 2005

/s/ H. William Jesse, Jr. H. William Jesse, Jr.	Director	March 30, 2005

/s/ Karen Magee Karen Magee	Director	March 30, 2005

Signature	Title	Date

/s/ Allen Morgan Allen Morgan	Director	March 30, 2005

/s/ Robert W. King Robert W. King	Director	March 30, 2005