Form 10-Q
period 2005-03-31
PLANETOUT INC
filed 2005-05-12
CIK 1287258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50879

PLANETOUT INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3391368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1355 SANSOME STREET, SAN FRANCISCO, CALIFORNIA	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 834-6500
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 6, 2005 was 17,049,688.

PlanetOut Inc.

INDEX

Form 10-Q

For the Quarter ended March 31, 2005

PART I

FINANCIAL INFORMATION

PlanetOut Inc.

Item 1. Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amount)

	December 31,	March 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,128	$41,705
Accounts receivable, net	2,075	1,492
Prepaid expenses and other current assets	2,209	3,259

Total current assets	47,412	46,456
Property and equipment, net	7,011	7,404
Goodwill	3,403	3,403
Investment in unconsolidated affiliate	57	48
Other assets	1,325	1,171

Total assets	$59,208	$58,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$855
Accrued liabilities	1,469	1,304
Deferred revenue	3,506	3,870
Capital lease obligations, current portion	998	741
Notes payable, current portion	190	189

Total current liabilities	8,203	6,959
Capital lease obligations, less current portion	491	409
Notes payable, less current portion	142	94
Deferred rent	1,608	1,826

Total liabilities	10,444	9,288

Contingencies (Note 5)

Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 16,943 and 17,040 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	17	17
Additional paid-in capital	88,387	88,202
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(1,619)	(1,181)
Accumulated other comprehensive loss	(106)	(108)
Accumulated deficit	(37,312)	(37,133)

Total stockholders’ equity	48,764	49,194

Total liabilities and stockholders’ equity	$59,208	$58,482

See accompanying notes to unaudited condensed consolidated financial statements.

PlanetOut Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2005
Revenue:
Subscription fees	$3,789	$4,853
Advertising	1,097	1,392
Transaction services	554	420

Total revenue	5,440	6,665

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation expense of $149 and $12 for the three months ended March 31, 2004 and 2005, respectively)	2,143	2,125
Sales and marketing (inclusive of stock-based compensation expense of $87 and $7 for the three months ended March 31, 2004 and 2005, respectively)	1,672	2,456
General and administrative (inclusive of stock-based compensation expense (benefit) of $243 and $(43) for the three months ended March 31, 2004 and 2005, respectively)	1,295	1,248
Depreciation and amortization	470	820

Total costs and expenses	5,580	6,649

Income (loss) from operations	(140)	16
Equity in net loss of unconsolidated affiliate	(20)	(9)
Interest expense	(60)	(38)
Other income (expense), net	16	239

Income (loss) before income taxes	(204)	208
Provision for income taxes	—	(29)

Net income (loss)	(204)	179
Accretion on redeemable convertible preferred stock	(438)	—

Net earnings (loss) attributable to common stockholders	$(642)	$179

Net earnings (loss) per share:
Basic	$(0.37)	$0.01

Diluted	$(0.37)	$0.01

Weighted-average shares used to compute net earnings per share:
Basic	1,725	16,939

Diluted	1,725	18,269

See accompanying notes to unaudited condensed consolidated financial statements.

PlanetOut Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(204)	$179
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	470	820
Amortization of unearned stock-based compensation, net of cancellation	451	(24)
Amortization of deferrred rent	—	218
Issuance of stock options and shares in exchange for services	28	—
Equity in net loss of unconsolidated affiliate	20	9
Changes in operating assets and liabilities:
Accounts receivable	123	583
Prepaid expenses and other assets	(154)	(896)
Accounts payable	348	(1,185)
Accrued and other liabilities	(854)	(165)
Deferred revenue	135	364

Net cash provided by (used in) operating activities	363	(97)

Cash flows from investing activities:
Purchases of property and equipment	(257)	(1,179)

Net cash used in investing activities	(257)	(1,179)

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	1	277
Repurchase of redeemable convertible preferred stock	(1)	—
Principal payments under capital lease obligations and notes payable	(258)	(422)

Net cash used in financing activities	(258)	(145)

Effect of exchange rate on cash and cash equivalents	(19)	(2)
Net decrease in cash and cash equivalents	(171)	(1,423)
Cash and cash equivalents, beginning of period	2,282	43,128

Cash and cash equivalents, end of period	$2,111	$41,705

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$646	$34

Accretion on redeemable convertible preferred stock	$438	$—

Unearned stock-based compensation	$587	$(238)

See accompanying notes to unaudited condensed consolidated financial statements.

PlanetOut Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

     Online Partners.com, Inc. (“OLP”) was incorporated in Delaware in October 1997 and PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000 as a wholly owned subsidiary of OLP for the sole purpose of acquiring all of the capital stock of PlanetOut Corporation (“POC”). The transaction was structured in a manner that resulted in OLP and POC becoming wholly owned subsidiaries of the Company, with the former stockholders of OLP holding a majority of the voting securities of the Company. Accordingly, for accounting purposes, OLP is the accounting acquirer and the historical financial statements of the Company are those of OLP.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

     As of March 31, 2005, the Company had $41.7 million of cash and cash equivalents. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital and corporate overhead requirements within the Company’s current identified business objectives.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include the assessment of collectibility of accounts receivable, the determination of the allowance of doubtful accounts, the determination of the fair market value of its preferred and common stock prior to the Company’s initial public offering, the valuation and useful life of its capitalized software and long-lived assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.

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

     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For the three months ended March 31, 2004 and 2005, leasehold improvement allowances totaled zero and $1,360,000, respectively, of which zero and $45,000 were amortized to the accompanying unaudited condensed consolidated statement of operations as a reduction of rent expense, respectively. At December 31, 2004 and March 31, 2005, the deferred rent balance attributable to these incentives totaled $1,218,000 and $1,278,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $139,000 for the nine months ended December 31, 2005, $188,000 each year for 2006 to 2011, and $11,000 in 2012. At December 31, 2004 and March 31, 2005, the Company had receivable balances for tenant incentives of $1,255,000 and $1,360,000, respectively, recorded under prepaid expenses and other current assets and other assets in the accompanying unaudited condensed consolidated balance sheets.

     Internal Use Software and Website Development Costs

     The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended March 31, 2004 and 2005, the Company capitalized costs of $205,000 and $617,000, respectively, and recorded $92,000 and $174,000 of related amortization expense, respectively. The capitalized costs for the three months ended March 31, 2004 and 2005 included $5,000 and $399,000, respectively, paid to external consultants.

     Stock-based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB No. 25 is recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN No. 28”), over the option’s vesting period, which is generally two to four years.

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

     For the purposes of pro forma disclosures, the estimated fair value of the options granted under the Company’s stock option plans is amortized to expense over the vesting period of the respective options, which is generally two to four years.

     The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2005
	(unaudited)
Net income (loss) attributable to common stockholders, as reported:	$(642)	$179
Add: Employee stock-based compensation expense (benefit) included in reported net income (loss), net of tax	451	(23)
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(461)	(85)

Pro forma net (income) loss attributable to common stockholders	$(652)	$71

Net income (loss) per share attributable to common stockholders:
As reported — basic	$(0.37)	$0.01

As reported — diluted	$(0.37)	$0.01

Pro forma — basic	$(0.37)	$0.00

Pro forma — diluted	$(0.37)	$0.00

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

	Three months ended
	March 31,
	2004	2005
Preferred stock options:
Expected lives (in years)	2.5
Risk free interest rates	2.77 - 3.23%
Dividend yield	10%
Volatility	0%
Common stock options:
Expected lives (in years)	5	5
Risk free interest rates	2.77 - 3.23%	3.59 - 4.01%
Dividend yield	0%	0%
Volatility	0%	85%

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

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2005
	(unaudited)
Numerator:
Net earnings (loss) attributable to common stockholders	$(642)	$179

Denominator:
Weighted-average shares used to compute basic EPS	1,725	16,939
Effect of dilutive securities:
Dilutive common stock equivalents	—	1,330

Dilutive potential common shares	—	1,330

Weighted-average shares used to compute diluted EPS	1,725	18,269

Net earnings per share:
Basic	$(0.37)	$0.01

Diluted	$(0.37)	$0.01

     The potential shares, which are excluded from the determination of basic and diluted net loss per share for the three months ended March 31, 2004 and 2005 as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2004	2005
	(unaudited)
Redeemable convertible preferred stock	9,292	—
Redeemable convertible preferred stock options and warrants	322	—
Common stock options and warrants	1,755	846
Common stock subject to repurchase	2	2

	11,372	848

     Recent Accounting Pronouncements

     In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. In December 2004, the FASB issued FSP FAS 109-2 to provide guidance with respect to the Jobs Act. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in fiscal year 2006. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate in accordance with FSP No. FAS 109-2.

     In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since the Company currently accounts for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations. The Company is currently in the process of evaluating the extent of such impact.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006. The Company is currently in the process of evaluating the extent of such impact.

Note 3 — Other Balance Sheet Components

	December 31,	March 31,
	2004	2005
		(unaudited)
Property and equipment (in thousands):
Computer and network equipment	$7,130	$7,319
Furniture and fixtures	918	1,053
Computer software	1,683	1,808
Leasehold improvements	1,191	1,339
Capitalized software and website development costs	2,919	3,535

	13,841	15,054
Less: Accumulated depreciation and amortization	(6,830)	(7,650)

	$7,011	$7,404

     For the three months ended March 31, 2004 and 2005, depreciation and amortization expense of property and equipment was $453,000 and $820,000, respectively.

	December 31,	March 31,
	2004	2005
		(unaudited)
Prepaid expenses and other current assets (in thousands):
Prepaid expenses and other current assets	$1,262	$1,899
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	947	1,360

	$2,209	$3,259

	December 31,	March 31,
	2004	2005
		(unaudited)
Other assets (in thousands):
Other assets	$838	$979
Receivable from landlord for tenant improvement allowance, less current portion (Note 2)	308	—
Interest on note receivable from stockholder	179	192

	$1,325	$1,171

	December 31,	March 31,
	2004	2005
		(unaudited)
Accrued liabilities (in thousands):
Accrued payroll and related liabilities	$493	$500
Other accrued liabilites	976	804

	$1,469	$1,304

Note 4 — Related Party Transactions

   Note Receivable

     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest are due and payable in May 2006. Interest accrues at a rate of 8.5% per annum or the maximum rate permissible by law, whichever is less and is full recourse. The note is full recourse with respect to $24,000 in principal payment and the remainder of the principal is non-recourse. The note is collateralized by the shares of preferred stock, common stock, warrants and options owned by the executive. Interest income of $13,000 was recognized in each of the three months ended March 31, 2004 and 2005, respectively.

   Advertising Agreement

     In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of which the Company owns 45%. Pursuant to this agreement, the Company received $39,000 and $52,000 of subscription revenue for the three months ended March 31, 2004 and 2005, respectively and paid Gay.it S.p.A. a referral fee of $16,000 and $22,000 in 2004 and 2005, respectively.

Note 5 —Contingencies

   Contingencies

     In November 2000, a former employee of ours filed a lawsuit against Online Partners.com, Inc., and a number of our current and former employees, including our current President, Mark Elderkin, and his partner, Jeffery Bennett. The complaint alleged breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by Online Partners.com, Inc. in 1999. The plaintiff claimed that the membership interest he negotiated in Pridecom LLC did not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff sought an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. On January 31, 2005, this matter was settled to the mutual satisfaction of all parties. The amount of the settlement was not material to our financial condition and results of operations and was recorded as an accrued expense at December 31, 2004.

     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against our use of the word “gay” as a domain name and monetary damages of €300,000 (US $387,000 at March 31, 2005). The Company estimates that its range of possible loss is from no loss and no injunction to the full amount of the plaintiff’s petition for relief. The Company has not recorded this contingency because of uncertainty as to the amount that would be required to be paid, if any. The Company intends to defend itself vigorously in this matter and expects a trial decision by June 2005.

     The Company is not currently subject to any additional significant legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company does not believe, based on current knowledge, that any legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis on Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our Form 10-K filed March 31, 2005.

Overview

     We are a leading global online media company serving the LGBT community. Our network of websites, including our flagship websites Gay.com and PlanetOut.com, allows our members to connect with other members of the LGBT community around the world.

     Although we had positive net income in the three months ended March 31, 2005, we have incurred significant losses since our inception. As of March 31, 2005, we had an accumulated deficit of $37.1 million. We expect to incur significant marketing, engineering and technology, general and administrative and stock-based compensation expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to maintain and expand our profitability.

     Results of Operations

     The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations for the periods presented:

	Three months ended
	March 31,
	2004	2005
	(As a percentage of total
	revenue; unaudited)
Consolidated statement of operations data:
Revenue:
Subscription services	69.7%	72.8%
Advertising services	20.2	20.9
Transaction services	10.1	6.3

Total revenue	100.0	100.0

Operating costs and expenses:
Cost of revenue	39.4	31.9
Sales and marketing	30.7	36.8
General and administrative	23.8	18.8
Depreciation and amortization	8.7	12.3

Total costs and expenses	102.6	99.8

Income (loss) from operations	(2.6)	0.2
Other income (expense), net	(1.2)	2.9

Income (loss) before income taxes	(3.8)	3.1
Provision for income taxes	0.0	(0.4)

Net income (loss)	(3.8)	2.7

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

     Subscription Services. We charge for subscriptions to our premium membership services on Gay.com and PlanetOut.com. On both of these websites, the set of services for which we offer paid premium memberships includes viewing, searching and replying to profiles, chat, instant messaging and email. The Gay.com paid premium memberships also include premium chat features, video chat and premium content. We currently offer Gay.com membership services in six languages to members who identify themselves as residing in more than 100 countries through Gay.com and localized versions of Gay.com.

     During 2003, 2004 and 2005, we have priced our premium membership services as follows, excluding promotional discounts:

Gay.com Premium Membership Services

	Yearly	Quarterly	Monthly	Trials
January 2003 to March 2003	$89.95	$39.95	$16.95	$7.95 7-day trial
March 2003 to May 2004	$79.95	$39.95	$16.95	$6.95 7-day trial March 2003 to April 2004
				$9.95 7-day trial April 2004 to May 2004
May 2004 to October 2004	$79.95	$39.95	$17.95	$9.95 7-day trial
October 2004 to present	$89.95	$42.95	$19.95	$9.95 7-day trial

	Yearly	Quarterly	Monthly	Trials
PlanetOut Premium Membership Services	$69.95	$29.95	$12.95	$4.95 3-day trial December 2002 to present

In managing our premium membership services, we track a number of operating metrics, including the following:

Premium Membership Service Operating Metrics
(excluding free trial promotions)

	2003					2004					2005
	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY	1Q

Total Subscribers	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392	127,527	127,527	137,500
Gross Additions	39,053	34,305	37,167	40,721	151,246	42,635	37,582	41,082	44,219	165,518	44,245
Churn (Excluding Free Promotions)	30,641	34,978	33,384	34,162	133,165	35,901	32,163	33,288	35,084	136,436	34,272
Churn %	12.1%	13.2%	12.4%	12.0%	12.4%	11.8%	9.9%	9.7%	9.5%	10.1%	8.6%
Net Additions	8,412	-673	3,783	6,559	18,081	6,734	5,419	7,794	9,135	29,082	9,973
Average Lifetime (mos)	8.3	7.6	8.1	8.4	8.1	8.5	10.1	10.3	10.5	9.9	11.6

We have calculated these metrics using the following definitions:

•	Total Paid Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of paid promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions and free promotional subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Paid Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Paid Subscribers at the end of the period minus the Total Paid Subscribers at the beginning of the period.

     Because their terms are generally shorter than the periods that we measure, we exclude paid trial subscriptions (currently, 3- and 7-day paid trials) from these operating metrics.

     We regularly test different promotional offers, including some free trial promotions. Members who sign up for any of these promotional offers, discounted or free, provide us with payment information and authorize us to bill them at our regular premium membership service rates, unless they cancel their subscriptions prior to the end of their promotional terms. When these promotional offers are for paid subscriptions to our annual, monthly, or quarterly plans we include these cancellations in our churn calculations.

     However, because free subscribers do not count toward our definition of Total Paid Subscribers, we exclude them from our definition of Total Churn.

     Currently, we expect to provide quarter-to-quarter information about these operating metrics through the end of 2005.

     In addition to revenue from premium membership services, historically we derived revenue from subscriptions for print and online versions of our Out&About newsletter. We published the newsletter ten times a year. December 2004 was the date of the final printed issue and going forward, we do not expect to produce new print or online editions of the newsletter. Instead, we intend to offer general travel content on our Gay.com and PlanetOut.com websites and to offer premium travel content as part of our premium membership services. Revenue from our Out&About newsletter subscriptions was less than 2% of our total revenue in the three months ended March 31, 2004 and zero revenue for Out&About subscriptions for the three months ended March 31, 2005.

     As part of our plan to discontinue publication of the Out&About newsletter, we offered those subscribers who were still active as of December 31, 2004 the option to receive a Gay.com premium subscription instead. We provided those subscribers who did not opt to switch to other of our subscription services a refund of the remaining value of their subscriptions to Out&About. Such refunds totaled $38,000 through December 31, 2004 and were paid against a reduction of deferred revenue, and did not reduce already recognized revenue.

     For both premium membership and in the past, Out&About subscriptions, we are paid up-front. We recognize subscription revenue ratably over the subscription period. As of March 31, 2005, deferred revenue related to premium membership subscriptions totaled approximately $3.6 million. As of March 31, 2005, there was no remaining deferred revenue from our Out&About subscriptions. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.

     Advertising Services. We derive advertising revenue principally from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising rates, measured on a number of bases, including on a cost per thousand impressions, or CPM, basis, depend on whether the impressions are for general rotation throughout our network or for targeted audiences through our email newsletters or on our websites.

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

     Throughout 2004 and the first three months of 2005, our primary goals for advertising services included attracting additional advertisers, diversifying our client base and increasing average account size. We have succeeded in these efforts and expect to continue to pursue Fortune 500 companies and other clients and to provide increasingly customized and targeted advertising campaigns.

     In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings, primarily for travel-related businesses, and, historically, print advertising, as part of or accompanying our Out&About newsletter. We expect to expand the scope of our online classifieds listings to include more non-travel-related businesses.

     Transaction Services. Our principal source of transaction services revenue is from sales through Kleptomaniac.com, our e-commerce website and, to a lesser extent, through our other websites. Through Kleptomaniac.com, we offer hundreds of products, including DVDs, music CDs and fashion items, some of which we own and some of which are owned by third-parties. Revenue from Kleptomaniac.com accounted for approximately 73% of our transaction services revenue and approximately 7% of our overall revenue in 2004 and approximately 54% of our transaction services revenue and approximately 3% of our overall revenue for the first three months of 2005. For those items that we own, we recognize revenue when the product is shipped, net of estimated returns. We recognize commissions for facilitating the sale of third-party products and services when earned, based on reports provided by the vendors or upon cash receipt if no reports are provided.

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

     We research and test potential improvements to our hardware and software systems in an effort to improve our productivity and enhance our members’ experience. We expect to continue to invest in technology and improvements in our websites. We believe costs associated with certain projects have ongoing benefit. If we believe that capitalization criteria in accordance with SOP 98-1 and EITF 00-02 have been met, we capitalize the development costs related to these projects which are amortized on a straight-line basis over the estimated three year useful life of the software. The amortization of capitalized software is included in depreciation and amortization. We expense the costs associated with these projects only when we believe capitalization criteria have not been met.

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

     Stock-based Compensation and Related Charges. Each of our cost of revenue, sales and marketing and general and administrative expense categories include stock-based compensation charges for equity instruments issued to employees and in some cases consultants for services. These charges represent the intrinsic value, if any, between the respective exercise price of stock options or stock grants and the fair market value of the underlying stock on the date of grant, or on the reporting date if the option is subject to variable plan accounting.

     At March 31, 2005, we had options to acquire 44,318 shares of our capital stock subject to variable plan accounting which requires us to measure the intrinsic value at each reporting date until these options expire, or are exercised or forfeited. In any period, variable plan accounting may result in increases or decreases in stock-based compensation, depending on the estimated fair market value of our capital stock. We amortize deferred stock-based compensation over the vesting periods of the individual options, using the multiple option method. Changes in fair market value will result in stock-based compensation expense or benefit in each period. We recognized total stock-based compensation expense of $480,000 in the first three months of 2004 and a benefit of $24,000 in the first three months of 2005.

     At March 31, 2005, we had unearned stock-based compensation of $1.2 million, of which $580,000 will be amortized in 2005, $425,000 will be amortized in 2006, $164,000 will be amortized in 2007 and $11,000 will be amortized in 2008. We may recognize additional stock-based compensation expense (benefit) in the future if we grant additional options with an exercise price below the fair market value of our stock.

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

Revenue

     Total revenue increased approximately 23%, from $5.4 million in the three months ended March 31, 2004 to $6.7 million in the three months ended March 31, 2005.

     Subscription Services. From March 31, 2004 to March 31, 2005, the number of our subscribers grew by approximately 31% from approximately 105,200 to approximately 137,500. As a result of this increase, our subscription revenue for the three months ended March 31, 2004 and 2005 increased approximately 28%, from $3.8 million to $4.9 million, respectively. Other factors that contributed to this change in revenue included:

•	an expansion in the number of customer support representatives and their hours of coverage;

•	new features including the offer of subscriptions to popular magazines with premium memberships beginning in May 2004, and the expansion and launch of online features such as expanded messenger services, expanded ad searchable who’s online features, and the addition of “Hot” and “Buddy” lists, among others;

•	the launch of new transaction processing capabilities such as Paypal and automated credit card updating;

•	a price increase for our Gay.com membership services in October 2004;

•	the migration of approximately 1,400 of our Out&About newsletter subscribers to our premium membership services in December 2004;

•	an increase in marketing and promotional activities including the Mr. Gay.com contest and the “Play for Keeps” and “Come Together” campaigns, which received widespread press coverage;

•	the effect of periods during the fourth quarter of 2004 and the first quarter of 2005, during which our transaction processing system were not available or did not perform as expected, in part as a result of adding new transaction processing capabilities, subsequent to which we have implemented technology upgrades to help address these issues; and

•	a reduction in subscribers and revenue from our PlanetOut.com premium membership service, as we have concentrated more of our marketing activities on our Gay.com premium membership service.

     Revenue from our premium membership services made up 99% of subscription revenue in the three months ended March 31, 2004 and 2005. Revenue from our premium membership services made up all of our subscription revenue in the three months ended March 31, 2005. For the foreseeable future, we expect subscription services to grow and to continue to remain our largest revenue area.

     Advertising Services. Our advertising services revenue increased approximately 27%, from $1.1 million in the three months ended March 31, 2004 to $1.4 million in the three months ended March 31, 2005. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. While the number of accounts decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, the average account size increased, reflecting efforts to concentrate on large corporate accounts. Other factors that affected our advertising revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 included:

•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the increasing interest of advertisers in targeting the LGBT community;

•	the launch in key U.S. markets of major new marketing campaigns, headlined “Play for Keeps” and “Come Together,” which generated increased traffic and heightened visibility for the Gay.com brand; and

•	the expansion of the company’s Gay.com Metro local service listings, with 37 percent growth in active featured listings during the first quarter of 2005.

     For the foreseeable future, we expect online advertising to grow and remain the largest portion of our overall advertising services revenue.

     Transaction Services. Our transaction services revenue declined from $554,000 in the three months ended March 31, 2004 to $420,000 in the three months ended March 31, 2005. The decline was largely due to the ongoing shift of internal promotional space on our websites away from Kleptomaniac.com toward our premium membership services and advertising services. This decline also reflects the fact that sales on Kleptomaniac.com were high in the first quarter of 2004 due to the popularity of certain DVD compilations that were released in that quarter, while sales of the same DVD compilations in 2005 occurred later, splitting between the first and second quarters. Revenue from Kleptomaniac.com accounted for approximately 73% and 54% of transaction services revenue in the three months ended March 31, 2004 and 2005, respectively. Transaction revenue from sources other than Kleptomaniac.com, while relatively small in total dollar amounts, increased for the first three months of 2005 as compared to the first three months of 2004.

   Operating Costs and Expenses

     Total operating expenses grew approximately 19%, from $5.6 million in the three months ended March 31, 2004 to $6.6 million in the three months ended March 31, 2005. These numbers include stock-based compensation expenses of $480,000 in the three months ended March 31, 2004, and a stock-based compensation benefit of $24,000 in the three months ended March 31, 2005.

     Cost of Revenue. Our cost of revenue was flat at $2.1 million in the three months ended March 31, 2004 and the three months ended March 31, 2005. This was primarily the result of a decrease of $137,000 in stock-based compensation expenses offset by an increase in corporate occupancy expenses of $94,000, reflecting the move to our new corporate headquarters. Cost of revenue included a credit to labor expense for capitalized development costs of $200,000 in the first three months of 2004 and $218,000 in the first three months of 2005. While we did not see significant increases in cost of revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, for the foreseeable future, we expect cost of revenue, exclusive of stock-based compensation, to increase in absolute dollars as our investment in headcount and other expenses grows along with our revenue.

     Sales and Marketing. Our sales and marketing expenses increased approximately 47%, from $1.7 million in the three months ended March 31, 2004 to $2.4 million in the three months ended March 31, 2005. This change was attributable primarily to expanded investment in promotional activities in the amount of $425,000, an increase in occupancy costs of $150,000 and an increase in labor-related expenses of $177,000, associated with increases in headcount and compensation, including a decrease in stock-based compensation expense of $80,000. For the foreseeable future, we expect sales and marketing expenses, exclusive of stock-based compensation, to increase in absolute dollars as we expand our investment in marketing activities.

General and Administrative. Our general and administrative expenses decreased approximately 4% from $1.3 million in the three months ended March 31, 2004 to $1.2 million in the three months ended March 31, 2005. This change was primarily the result of a decrease in stock-based compensation expense of $286,000, reflecting, in part, a $43,000 benefit to stock-based compensation due to credits for terminations and stock price related variable accounting credits in the three months ended March 31, 2005, offset by an increase in occupancy expenses of $190,000, reflecting the move to new corporate headquarters in October 2004. The change also includes a $100,000 credit for reimbursement of legal fees related to the settlement of a dispute, offset by a $77,000 increase in accounting expenses, reflecting the increased costs of being a public company. For the foreseeable future, we expect general and administrative expenses, exclusive of stock-based compensation, to grow in absolute dollars.

     Depreciation and Amortization. Our depreciation and amortization expenses grew by approximately 75%, from $470,000 to $820,000 in the three months ended March 31, 2004 and March 31, 2005, respectively, primarily reflecting increased investment in our product development and technology infrastructure. For the foreseeable future, we expect depreciation and amortization costs to increase in absolute dollars with the growth of our investment in hardware, software and capitalized development costs.

     Other income and expense. Our other income and expense line grew from an expense of $64,000 to income of $192,000 in the three months ended March 31, 2004 and 2005, respectively. This year-over-year change reflects the interest income of $239,000 in the three months ended March 31, 2005 based on interest earned on the proceeds from our October 2004 initial public offering.

     Provisions for income taxes. Our provision for income taxes was $29,000 for the three months ended March 31, 2005. There was no provision for income taxes for the three months ended March 31, 2004. This provision is made on a quarterly basis, and reflects the expectation of a net profit for 2005 as a whole, compared to a net loss for 2004 as a whole.

     Liquidity and Capital Resources

     We have historically financed our operations primarily through private sales of equity and capitalized leases. During the three months ended March 31, 2004, net cash provided by operating activities was $363,000, and was primarily attributable to the growth of our premium subscription services, offset by $781,000 in payments to settle a lease dispute related to our former San Francisco headquarters facility. During the three months ended March 31, 2005, net cash used by operating activities was $97,000, and was primarily attributable to cash provided by the growth of our premium subscription services, offset by a shift from almost entirely leasing purchased equipment in the three months ended March 31, 2004 to paying cash for some major purchases in the three months ended March 31, 2005, as well as the presence of one-time expenses in three months ended March 31, 2005 related to registration fees and other requirements of our first quarter as a publicly listed company.

     Net cash used in investing activities was $257,000 for the three months ended March 31, 2004, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities was $1.1 million for the three months ended March 31, 2005, and was primarily attributable to purchases of hardware, software, property and equipment, including $218,000 for capitalization of internally developed software and $399,000 for capitalization of external product development. While we expect to continue to invest in development and infrastructure in 2005, we also expect to be able to realize tenant improvement allowances associated with the move of our corporate headquarters in the third quarter of 2004.

     Net cash used by financing activities in the three months ended March 31, 2004 was $258,000 and was primarily attributable to payments of capitalized lease obligations. Net cash used by financing activities in the three months ended March 31, 2005 was $145,000 and was primarily attributable to payments of capital lease obligations. As of March 31, 2005, we had cash and cash equivalents of approximately $41.7 million.

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

     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally and for other general corporate activities. In the three months ended March 31, 2005, we devoted approximately $218,000 to capitalized labor and $399,000 to capitalized external product development as well as $425,000 to marketing of our products and services both domestically and internationally.

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

     Off-balance Sheet Liabilities

     We did not have any off-balance sheet liabilities as of March 31, 2005.

     Other Contractual Commitments

     The following table summarizes our contractual obligations as of March 31, 2005:

	Payments Due by Period
		Remainder of
	Total	2005	2006-2007	2008-2009	2010 & After
	(In thousands)
Contractual obligations:
Capital lease obligations	$1,293	$697	$479	$116	$1
Operating leases	10,461	1,025	3,118	3,198	3,120
Purchase obligations	637	495	142	—	—

Total contractual obligations:	$12,391	$2,217	$3,739	$3,314	$3,121

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.

     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012. In 2002, we terminated our headquarters lease which resulted in a decrease in our rent expense in 2003 compared to 2002. In July 2004, we entered into a new lease for our executive headquarters expiring in January 2012. The new lease is for a larger facility at a higher average cost per square foot and has resulted in an increase in our current occupancy cost. The future minimum lease payments are $1.0 million in 2005; $1.3 million in 2006; $1.3 million in 2007; $1.4 million in 2008 and $1.4 million in 2009. The lease is cancelable after 2009, with proper notice and payment of a termination fee of $851,000.

     Purchase Obligations. In January 2002, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $39,000. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $353,000 for 2005.

     In addition, in November 2004, we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $142,000 for the remainder of 2005 and $142,000 for 2006.

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

     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:

     Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met in accordance with SOP 98-1 and EITF 00-2 and amortize these costs on a straight-line basis over the estimated useful life of the capitalized application, generally three years. For the three months ended March 31, 2004 and 2005, we capitalized $205,000 and $617,000, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.

     There have been no significant changes in the Company’s critical accounting policies from those listed in the Company’s Form 10-K for the fiscal year ended December 31, 1004.

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

Recent Accounting Pronouncements

     In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was enacted. In December 2004, the FASB issued FSP FAS 109-2 to provide guidance with respect to the Jobs Act. Among other provisions, the Jobs Act provides for a deduction for income from qualified domestic production activities phased in from 2005 to 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We do not plan to repatriate foreign earnings under the Jobs Act and have not yet determined the impact of the deduction for domestic production activities. Such deduction will first be available to the Company in fiscal year 2006. At this time, the Company does not expect that the deduction will have a material impact on its reported income tax rate in accordance with FSP No. FAS 109-2.

     In April 2005, the SEC amended the compliance dates for SFAS No. 123R, Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since the Company currently accounts for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations. The Company is currently in the process of evaluating the extent of such impact.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123R in the first quarter of 2006. The Company is currently in the process of evaluating the extent of such impact.

Risk Factors

We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.

     We have experienced significant net losses and we may continue to incur losses in the future given our anticipated increase in sales and marketing expenditures. As of March 31, 2005, our accumulated deficit was approximately $37.1 million. Although we had positive net income in the three months ended March 31, 2005, our operating expenses are higher than we expect, and we may not be able to sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.

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

     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. In the three months ended March 31, 2005, our churn rates on our premium membership services, which include subscription cancellations and credit card failures, averaged 8.6% per month excluding cancellations from free trials, or 9.6% including cancellations from free trials. We calculate our average monthly churn over a particular period by dividing the sum of the number of cancellations and credit card failures for that period by the average number of subscribers in that period. We calculate the average number of subscribers in a given period by adding the number of subscribers at the beginning and the end of the period and dividing by two. Subscribers cancel their subscription to our service for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value and that customer service issues are not satisfactorily resolved. Members may decline to subscribe or existing subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers, which will harm our financial condition.

If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.

     Our success depends on the collective experience of our senior executive team and on our ability to hire, train, retain and manage other highly skilled employees. Disruptions in our senior executive team could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.

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

     We have registered various domain names relating to our brand, including Gay.com, PlanetOut.com, Kleptomaniac.com and OutandAbout.com. If we fail to maintain these registrations, a third party may be able to gain rights to these domain names, which will make it more difficult for users to find our websites and our service. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, our management will be required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluations. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our stock price may be volatile and you may lose all or a part of your investment.

     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through March 31, 2005, the closing sale prices of our common stock on the Nasdaq ranged from $8.10 to $14.26 per share and the closing sale price on May 6, 2005 was $7.25. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts and the operating and stock price performance of other companies that investors or analysts deem comparable to us.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

     As of March 31, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In November 2000, a former employee of ours filed a lawsuit against Online Partners.com, Inc., and a number of our current and former employees, including our current President, Mark Elderkin, and his partner, Jeffery Bennett. The complaint alleged breach of contract, fraud and numerous other business torts. The plaintiff, Mr. Elderkin and Mr. Bennett were the sole holders of membership interests in Pridecom LLC, whose assets were assumed by Pridecom Inc. prior to its acquisition by Online Partners.com, Inc. in 1999. The plaintiff claimed that the membership interest he negotiated in Pridecom LLC did not accurately represent the value of his contribution to Pridecom LLC or its successor entities. The plaintiff sought an unspecified amount of fully vested stock, along with unspecified compensatory and exemplary damages. On January 31, 2005, this matter was settled to the mutual satisfaction of all parties. The amount of the settlement was not material to our financial condition and results of operations and was recorded as an accrued expense at December 31, 2004.

     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. DIALINK seeks an injunction against our use of the word “gay” as a domain name and monetary damages of €300,000 (US $387,000 at March 31, 2005). The Company estimates that its range of possible loss is from no loss and no injunction to the full amount of the plaintiff’s petition for relief. The Company has not recorded this contingency because of uncertainty as to the amount that would be required to be paid, if any. The Company intends to defend itself vigorously in this matter and expects a trial decision by June 2005.

     The Company is not currently subject to any additional significant legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company does not believe, based on current knowledge, that any legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the period January 1 through March 31, 2005, we granted options to purchase an aggregate of 48,489 shares of capital stock, at exercise prices ranging from $9.71 to $13.60 per share, under our 2004 equity incentive plan. During the same period, a total of 30,644 shares of capital stock were issued upon exercise of outstanding options, at exercise prices ranging from $0.44 to $9.02 per share, under our equity incentive plans, and 69,599 shares of capital stock were issued upon exercise of two outstanding warrants at and exercise price of $4.07 per share. One warrant was net exercised without the payment of additional consideration, and the second warrant was exercised for cash in the amount of $257,496.69. There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving any public offering, or Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about PlanetOut or had access, through employment or other relationships, to such information.

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

Issuer Purchases of Equity Securities.

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	or Approximate Dollar
	Number of	(b) Average	Part of Publicly	Value) of Shares that May
	Shares	Price Paid per	Announced Plans or	Yet Be Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
January 1, 2005 - January 31, 2005	518	$0.43	—	—
February 1, 2005 - February 28, 2005	26	$0.43	—	—
March 1, 2005 - March 31, 2005	207	$0.43	—	—
Total	751	$0.43	—	—

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

No matters were submitted to a vote of security holders during the first quarter of 2005.

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

PLANETOUT INC.
Date: May 12, 2005
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