Form 10-Q
period 2005-06-30
PLANETOUT INC
filed 2005-08-11
CIK 1287258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 8, 2005 was 17,185,090.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended June 30, 2005

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,128	$43,229
Accounts receivable, net	2,075	2,417
Prepaid expenses and other current assets	2,209	2,149

Total current assets	47,412	47,795
Property and equipment, net	7,011	8,037
Goodwill	3,403	3,403
Investment in unconsolidated affiliate	57	32
Other assets	1,325	1,096

Total assets	$59,208	$60,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$656
Accrued liabilities	1,469	2,159
Deferred revenue	3,506	4,141
Capital lease obligations, current portion	998	525
Notes payable, current portion	190	236

Total current liabilities	8,203	7,717
Capital lease obligations, less current portion	491	320
Notes payable, less current portion	142	—
Deferred rent	1,608	1,832

Total liabilities	10,444	9,869

Contingencies (Note 5)

Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 16,943 and 17,171 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	17	17
Additional paid-in capital	88,387	88,208
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(1,619)	(891)
Accumulated other comprehensive loss	(106)	(114)
Accumulated deficit	(37,312)	(36,123)

Total stockholders’ equity	48,764	50,494

Total liabilities and stockholders’ equity	$59,208	$60,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenue:
Subscription services	$4,051	$5,172	$7,840	$10,025
Advertising services	1,712	2,566	2,809	3,958
Transaction services	347	332	901	752

Total revenue	6,110	8,070	11,550	14,735

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation expense of $202 and $15 for the three months ended June 30, 2004 and 2005, respectively and $351 and $27 for the six months ended June 30, 2004 and 2005, respectively)	2,014	2,320	4,157	4,445
Sales and marketing (inclusive of stock-based compensation expense of $200 and $18 for the three months ended June 30, 2004 and 2005, respectively and $287 and $25 for the six months ended June 30, 2004 and 2005, respectively)	2,315	2,532	3,987	4,988
General and administrative (inclusive of stock-based compensation expense of $307 and $109 for the three months ended June 30, 2004 and 2005, respectively and $550 and $66 for the six months ended June 30, 2004 and 2005, respectively)	1,301	1,615	2,596	2,863
Depreciation and amortization	559	848	1,029	1,668

Total costs and expenses	6,189	7,315	11,769	13,964

Income (loss) from operations	(79)	755	(219)	771
Equity in net loss of unconsolidated affiliate	(13)	(16)	(33)	(25)
Interest expense	(130)	(30)	(190)	(68)
Other income (expense), net	15	313	31	552

Income (loss) before income taxes	(207)	1,022	(411)	1,230
Provision for income taxes	(5)	(12)	(5)	(41)

Net income (loss)	(212)	1,010	(416)	1,189
Accretion on redeemable convertible preferred stock	(437)	—	(875)	—

Net earnings (loss) attributable to common stockholders	$(649)	$1,010	$(1,291)	$1,189

Net earnings (loss) per share:
Basic	$(0.37)	$0.06	$(0.74)	$0.07

Diluted	$(0.37)	$0.06	$(0.74)	$0.07

Weighted-average shares used to compute net earnings per share:
Basic	1,773	17,092	1,749	17,015

Diluted	1,773	18,249	1,749	18,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(416)	$1,189
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,029	1,668
Amortization of unearned stock-based compensation, net of cancellation	1,137	118
Amortization of deferrred rent	—	224
Issuance of stock options and shares in exchange for services	51	—
Amortization of debt issuance costs	16	—
Loss (gain) on disposal of assets	44	(1)
Equity in net loss of unconsolidated affiliate	33	25
Changes in operating assets and liabilities:
Accounts receivable	(180)	(342)
Prepaid expenses and other assets	(187)	289
Accounts payable	572	(1,384)
Accrued and other liabilities	(1,575)	690
Deferred revenue	325	635

Net cash provided by operating activities	849	3,111

Cash flows from investing activities:
Purchases of property and equipment	(697)	(2,659)

Net cash used in investing activities	(697)	(2,659)

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	30	431
Repurchase of redeemable convertible preferred stock	(16)	—
Principal payments under capital lease obligations and notes payable	(621)	(774)
Deferred costs associated with initial public offering	(419)	—
Proceeds from senor subordinated promissory note, net of issuance costs	4,909	—

Net cash provided by (used in) financing activities	3,883	(343)

Effect of exchange rate on cash and cash equivalents	(15)	(8)

Net increase in cash and cash equivalents	4,020	101
Cash and cash equivalents, beginning of period	2,282	43,128

Cash and cash equivalents, end of period	$6,302	$43,229

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$1,013	$34

Accretion on redeemable convertible preferred stock	$875	$—

Unearned stock-based compensation	$3,631	$399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
     As of June 30, 2005, the Company had $43.2 million of cash and cash equivalents. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital and corporate overhead requirements within the Company’s current identified business objectives.
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
     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. During the three and six months ended June 30, 2005, leasehold improvement allowances totaled $1,360,000. During the three and six months ended June 30, 2005, the Company amortized $47,000 and $92,000, respectively, to the accompanying unaudited condensed consolidated statement of operations as a reduction of rent expense, respectively. At December 31, 2004 and June 30, 2005, the deferred rent balance attributable to these incentives totaled $1,218,000 and $1,231,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $94,000 for the six months ended December 31, 2005, $188,000 each year for 2006 to 2011, and $11,000 in 2012. At December 31, 2004 and June 30, 2005, the Company had receivable balances for tenant incentives of $1,255,000 and $414,000, respectively, recorded under prepaid expenses and other current assets and other assets in the accompanying unaudited condensed consolidated balance sheets.
Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended June 30, 2004 and 2005, the Company capitalized costs of $280,000 and $573,000, respectively, and recorded $37,000 and $207,000 of related amortization expense, respectively. During the six months ended June 30, 2004 and 2005, the Company capitalized costs of $485,000 and $1,190,000 respectively, and recorded $129,000 and $381,000 of related amortization expense, respectively. The capitalized costs for the three and six months ended June 30, 2005 included $316,000 and $715,000, respectively, paid to external consultants and zero for the three and six months ended June 30, 2004.
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
     The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net earnings (loss) attributable to common stockholders, as reported:	$(649)	$1,010	$(1,291)	$1,189
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	686	141	1,137	118
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(897)	(316)	(1,358)	(401)

Pro forma net earnings (loss) attributable to common stockholders	$(860)	$835	$(1,512)	$906

Net earnings (loss) per share attributable to common stockholders:
As reported — basic	$(0.37)	$0.06	$(0.74)	$0.07

As reported — diluted	$(0.37)	$0.06	$(0.74)	$0.07

Pro forma — basic	$(0.49)	$0.05	$(0.86)	$0.05

Pro forma — diluted	$(0.49)	$0.05	$(0.86)	$0.05

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

	Six months ended
	June 30,
	2004	2005
Preferred stock options:
Expected lives (in years)	2.5	—
Risk free interest rates	2.77 - 4.05%	—
Dividend yield	10%	—
Volatility	0%	—
Common stock options:
Expected lives (in years)	5.0	5.0
Risk free interest rates	2.77 - 4.05%	3.59 - 4.13%
Dividend yield	0%	0%
Volatility	0%	85%
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
The following table sets forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$(212)	$1,010	$(416)	$1,189
Accretion on redeemable convertible preferred stock	(437)	—	(875)	—

Net earnings (loss) attributable to common stockholders	$(649)	$1,010	$(1,291)	$1,189

Denominator:
Weighted-average shares used to compute basic EPS	1,773	17,092	1,749	17,015
Effect of dilutive securities:
Dilutive common stock equivalents	—	1,157	—	1,177

Dilutive potential common shares	—	1,157	—	1,177

Weighted-average shares used to compute diluted EPS	1,773	18,249	1,749	18,192

Net earnings per share:
Basic	$(0.37)	$0.06	$(0.74)	$0.07

Diluted	$(0.37)	$0.06	$(0.74)	$0.07

     The potential shares, which are excluded from the determination of basic and diluted net loss per share for the six months ended June 30, 2004 and 2005 as their effect is anti-dilutive, are as follows (in thousands):

	Six months ended June 30,
	2004	2005
	(unaudited)
Redeemable convertible preferred stock	9,273	—
Redeemable convertible preferred stock options and warrants	3,539	—
Common stock options and warrants	2,318	741
Commmon stock subject to repurchase	2	2

	15,132	743

     Recent Accounting Pronouncements
     In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in its condensed consolidated statements of operations using a fair value based method on a prospective basis. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the Company expects the adoption of SFAS No. 123(R) will have a significant adverse impact on its financial position and results of operations. The Company is currently in the process of evaluating the extent of such impact.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123(R), classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 will have a significant adverse impact on its financial position and results of operations upon its adoption of SFAS No. 123(R) in the first quarter of 2006. The Company is currently in the process of evaluating the extent of such impact.

Note 3 — Other Balance Sheet Components

	December 31,	June 30,
	2004	2005
		(unaudited)
Property and equipment (in thousands):
Computer and network equipment	$7,130	$7,608
Furniture and fixtures	918	1,139
Computer software	1,683	2,301
Leasehold improvements	1,191	1,372
Capitalized software and website development costs	2,919	4,109

	13,841	16,529
Less: Accumulated depreciation and amortization	(6,830)	(8,492)

	$7,011	$8,037

     During the three and six months ended June 30, 2005, depreciation and amortization expense of property and equipment was $848,000 and $1,668,000, respectively. During the three and six months ended June 30, 2004, depreciation and amortization expense

	December 31,	June 30,
	2004	2005
		(unaudited)
Prepaid expenses and other current assets (in thousands):
Prepaid expenses and other current assets	$1,262	$1,735
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	947	414

	$2,209	$2,149

	December 31,	June 30,
	2004	2005
		(unaudited)
Other assets (in thousands):
Other assets	$838	$891
Receivable from landlord for tenant improvement allowance, less current portion (Note 2)	308	—
Interest on note receivable from stockholder	179	205

	$1,325	$1,096

	December 31,	June 30,
	2004	2005
		(unaudited)
Accrued liabilities (in thousands):
Accrued payroll and related liabilities	$493	$484
Other accrued liabilities	976	1,675

	$1,469	$2,159

Note 4 — Related Party Transactions
Note Receivable
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest are due and payable in May 2006. Interest accrues at a rate of 8.5% per annum or the maximum rate permissible by law, whichever is less and is full recourse. The note is full recourse with respect to $24,000 in principal payment and the remainder of the principal is non-recourse. The note is collateralized by the shares of common stock and options owned by the executive. Interest income of $13,000 and $26,000 was recognized in each of the three and six months ended June 30, 2004 and 2005, respectively.

Advertising Agreement
     In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of which the Company owns 45%. Pursuant to this agreement, the Company received $39,000 and $47,000 of subscription revenue for the three months ended June 30, 2004 and 2005, respectively and $78,000 and $99,000 for the six months ended June 30, 2004 and 2005, respectively. The Company paid Gay.it S.p.A. a referral fee of $16,000 and $19,000 during the three months ended June 30, 2004 and 2005, respectively and $31,000 and $41,000 during the six months ended June 30, 2004 and 2005, respectively.
Note 5 —Contingencies
Contingencies
     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (US $60,000 at June 30, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a trademark or domain name for its services in France and gave the Company approximately two months within which to comply. This injunction will not prohibit the Company from offering its services to French users, but will force the Company to at least temporarily change the domain name of its French website, currently www.fr.gay.com, and may make it more difficult for French users to locate the Company’s French website. The Company has accrued the damage award as of June 30, 2005 and plans to appeal the French court’s decision.
     The Company is not currently subject to any additional significant legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company does not believe, based on current knowledge, that current legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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
     Although we had positive net income in the three and six months ended June 30, 2005, we have incurred significant losses since our inception. As of June 30, 2005, we had an accumulated deficit of $36.1 million. We expect to incur significant marketing, engineering and technology, general and administrative and stock-based compensation expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to maintain and expand our profitability.
Results of Operations
     The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(As a percentage of total revenue; unaudited)
Consolidated statement of operations data:
Revenue:
Subscription services	66.3%	64.1%	67.9%	68.0%
Advertising services	28.0	31.8	24.3	26.9
Transaction services	5.7	4.1	7.8	5.1

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	33.0	28.7	36.0	30.2
Sales and marketing	37.9	31.4	34.5	33.9
General and administrative	21.3	20.0	22.5	19.4
Depreciation and amortization	9.1	10.5	8.9	11.3

Total costs and expenses	101.3	90.6	101.9	94.8

Income (loss) from operations	(1.3)	9.4	(1.9)	5.2
Other income (expense), net	(2.1)	3.3	(1.7)	3.2

Income (loss) before income taxes	(3.4)	12.7	(3.6)	8.4
Provision for income taxes	(0.1)	(0.2)	—	(0.3)

Net income (loss)	(3.5)%	12.5%	(3.6)%	8.1%

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
     During 2003, 2004 and 2005, we have priced our premium membership services as follows, excluding promotional discounts:
Gay.com Premium Membership
    Services

	Yearly	Quarterly	Monthly	Trials
January 2003 to March 2003	$89.95	$39.95	$16.95	$7.95 7-day trial
March 2003 to May 2004	$79.95	$39.95	$16.95	$6.95 7-day trial March 2003 to April 2004
				$9.95 7-day trial April 2004 to May 2004
May 2004 to October 2004	$79.95	$39.95	$17.95	$9.95 7-day trial
October 2004 to present	$89.95	$42.95	$19.95	$9.95 7-day trial

	Yearly	Quarterly	Monthly	Trials
PlanetOut Premium Membership	$69.95	$29.95	$12.95	$4.95 3-day trial December 2002 to present
Services

In managing our premium membership services, we track a number of operating metrics, including the following:
Premium Membership Service Operating Metrics
(excluding free trial promotions)

	2003				2003	2004					2005
	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY	1Q	2Q
Total Subscribers	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392	127,527	127,527	137,500	145,114
Gross Additions	39,053	34,305	37,167	40,721	151,246	42,635	37,582	41,082	44,219	165,518	44,245	41,370
Total Churn	30,641	34,978	33,384	34,162	133,165	35,901	32,163	33,288	35,084	136,436	34,272	33,756
Churn Rate	12.1%	13.2%	12.4%	12.0%	12.4%	11.8%	9.9%	9.7%	9.5%	10.1%	8.6%	8.0%
Net Additions	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794	9,135	29,082	9,973	7,614
Average Lifetime (months)	8.3	7.6	8.1	8.4	8.1	8.5	10.1	10.3	10.5	9.9	11.6	12.6
     We have calculated these metrics using the following definitions:
•	Total Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of paid promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions and free promotional subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Paid Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Paid Subscribers at the end of the period minus the Total Paid Subscribers at the beginning of the period.

•	Average Lifetime: Average length of a subscription. Average lifetime equals one hundred percent divided by churn rate for the period.
     Because their terms are generally shorter than the periods that we measure, we exclude paid trial subscriptions (currently, 3- and 7-day paid trials) from these operating metrics.
     We regularly test different promotional offers, including some free trial promotions. Members who sign up for any of these promotional offers, discounted or free, provide us with payment information and authorize us to bill them at our then regular premium membership service rates, unless they cancel their subscriptions prior to the end of their promotional terms. When these promotional offers are for paid subscriptions to our annual, monthly, or quarterly plans, we include these cancellations in our churn calculations.
     However, because free subscribers do not count toward our definition of Total Paid Subscribers, we exclude them from our definition of Total Churn.
     Currently, we expect to provide quarter-to-quarter information about these operating metrics through the end of 2005.
     In addition to revenue from premium membership services, historically we derived revenue from subscriptions for print and online versions of our Out&About newsletter. We published the newsletter ten times a year. December 2004 was the date of the final printed issue and going forward, we do not expect to produce new print or online editions of the newsletter. Instead, we intend to offer general travel content on our Gay.com and PlanetOut.com websites and to offer premium travel content as part of our premium membership services. Revenue from our Out&About newsletter subscriptions was less than 1% of our total revenue in the three and six months ended June 30, 2004 and there was no revenue for Out&About subscriptions for the three months and six months ended June 30, 2005.

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
     For both premium memberships and in the past, Out&About subscriptions, we are paid up-front. We recognize subscription revenue ratably over the subscription period. As of June 30, 2005, deferred revenue related to premium membership subscriptions totaled approximately $3.9 million. As of June 30, 2005, there was no remaining deferred revenue from our Out&About subscriptions. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.
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
     Throughout 2004 and the first six months of 2005, our primary goals for advertising services included attracting additional advertisers, diversifying our client base and increasing average account size. We have succeeded in these efforts and expect to continue to pursue Fortune 1000 companies and other clients and to provide increasingly customized and targeted advertising campaigns.
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
     Transaction Services. Our principal source of transaction services revenue is from sales through Kleptomaniac.com, our e-commerce website and, to a lesser extent, through our other websites. Through Kleptomaniac.com, we offer hundreds of products, including DVDs, music CDs and fashion items, some of which we own and some of which are owned by third-parties. Revenue from Kleptomaniac.com accounted for approximately 53% of our transaction services revenue and approximately 3% of our overall revenue in 2004 and approximately 53% of our transaction services revenue and approximately 3% of our overall revenue for the first six months of 2005. For those items that we own, we recognize revenue when the product is shipped, net of estimated returns. We recognize commissions for facilitating the sale of third-party products and services when earned, based on reports provided by the vendors or upon cash receipt if no reports are provided.
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
     At June 30, 2005, we had options to acquire 46,394 shares of our capital stock subject to variable plan accounting which requires us to measure the intrinsic value at each reporting date until these options expire, or are exercised or forfeited. In any period, variable plan accounting may result in increases or decreases in stock-based compensation, depending on the estimated fair market value of our capital stock. We amortize deferred stock-based compensation over the vesting periods of the individual options, using the multiple option method. Changes in fair market value will result in stock-based compensation expense or benefit in each period. We recognized total stock-based compensation expense of $1.2 million in the first six months of 2004 and $118,000 in the first six months of 2005.
     At June 30, 2005, we had unearned stock-based compensation of $891,000, of which $332,000 will be amortized in the remainder of 2005, $395,000 will be amortized in 2006, $153,000 will be amortized in 2007 and $11,000 will be amortized in 2008. We may recognize additional stock-based compensation expense (benefit) in the future if we grant additional options with an exercise price below the fair market value of our stock.
Comparison of the Three and Six Months Ended June 30, 2005 and June 30, 2004
Revenue
     Total revenue increased approximately 32%, from $6.1 million in the three months ended June 30, 2004 to $8.1 million in the three months ended June 30, 2005. Total revenue for the six months ended June 30, 2004 and 2005 increased 28% from $11.6 million to $14.7 million.
     Subscription Services. From June 30, 2004 to June 30, 2005, the number of our subscribers grew by approximately 31% from approximately 110,600 to approximately 145,100. As a result of this increase, our subscription revenue for the three months ended June 30, 2004 and 2005 increased approximately 28%, from $4.1 million to $5.2 million, respectively. Our subscription revenue for the six months ended June 30, 2004 and 2005 increased approximately 28% from $7.8 million to $10.0 million. Other factors that contributed to this change in revenue included:
•	new features including the offer of subscriptions to popular magazines with premium memberships beginning in May 2004, and the expansion and launch of online features such as expanded messenger services, expanded ad searchable who’s online features, and the addition of “Hot” and “Buddy” lists, among others;

•	the launch of automated credit card updating;

•	a price increase for our Gay.com membership services in October 2004;

•	the migration of approximately 1,400 of our Out&About newsletter subscribers to our premium membership services in December 2004;

•	an increase in marketing and promotional activities including targeted price discounts on select subscription plan offerings;

•	the effect of periods during the fourth quarter of 2004 and the first quarter of 2005, during which our transaction processing system was not available or did not perform as expected, in part as a result of adding new transaction processing capabilities, subsequent to which we have implemented technology upgrades to help address these issues;

•	delays in new feature rollout for our subscription services, which limited subscriber and revenue growth; and

•	a reduction in subscribers and revenue from our PlanetOut.com premium membership service, as we have concentrated more of our marketing and development activities on our Gay.com premium membership service.
     Revenue from our premium membership services made up approximately 99% of subscription revenue in the three months and the six months ended June 30, 2004. Revenue from our premium membership services made up all of our subscription revenue in the three months and the six months ended June 30, 2005.
     Advertising Services. Our advertising services revenue increased approximately 50%, from $1.7 million in the three months ended June 30, 2004 to $2.6 million in the three months ended June 30, 2005. Advertising revenue for the six months ended June 30, 2004 and 2005 increased 41% from $2.8 million to $4.0 million, respectively. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. Factors that affected our advertising revenue for the three months and the six months ended June 30, 2005, as compared to the three months and the six months ended June 30, 2004, included:
•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the development of new customized sponsorship programs and integrated editorial programming which increased our CPM rate;

•	the increasing interest of advertisers in targeting the LGBT community; and

•	the expansion of our Gay.com local service listings during the first six months of 2005.
     For the foreseeable future, we expect online advertising to grow and remain the largest portion of our overall advertising services revenue.
     Transaction Services. Our transaction services revenue declined 4% from $347,000 in the three months ended June 30, 2004 to $332,000 in the three months ended June 30, 2005. For the six months ended June 30, 2004 and 2005, transaction services revenue declined 17% from $901,000 to $752,000, respectively. The decline was largely due to the ongoing shift of internal promotional space on our websites away from Kleptomaniac.com toward our premium membership services and advertising services. This decline also reflects the effects of a leadership transition in the division in the first six months of 2005. Revenue from Kleptomaniac.com accounted for approximately 64% and 51% of transaction services revenue in the three months ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004 and 2005, revenue from Kleptomaniac.com accounted for approximately 49% and 54% of transaction services revenue. Transaction revenue from sources other than Kleptomaniac.com, while relatively small in total dollar amounts, increased for the three months and the six months ended June 30, 2005 as compared to the same periods in 2004.
Operating Costs and Expenses
     Total operating expenses grew approximately 18%, from $6.2 million in the three months ended June 30, 2004 to $7.3 million in the three months ended June 30, 2005. Operating expenses for the six months ended June 30, 2004 and 2005 increased 19% from $11.8 million to $14.0 million, respectively. These numbers include stock-based compensation expenses for the three months ended June 30, 2004 and 2005, of $709,000 and $141,000 respectively, and $1,188,000 and $118,000, respectively, for the six months ended June 30, 2004 and 2005.
     Cost of Revenue. Our cost of revenue increased 15% from $2.0 million in the three months ended June 30, 2004 to $2.3 million in the three months ended June 30, 2005. This includes an increase of $150,000 in computer maintenance expenses, an increase of corporate occupancy expenses reflecting the move to our new corporate headquarters, and a credit to labor expense for capitalized development costs of $280,000 in the three months ended June 30, 2004 compared to $257,000 in the three months ended June 30, 2005. For the six months ended June 30, 2004 and 2005, operating cost of revenue increased 7% from $4.2 million to $4.5 million, respectively. This reflects an increase in computer maintenance expenses of $253,000 and an increase in corporate occupancy expenses, offset by a decrease in stock-based compensation expenses of $324,000. For the foreseeable future, we expect cost of revenue, exclusive of stock-based compensation, to increase in absolute dollars as our investment in headcount and other expenses grow.
     Sales and Marketing. Our sales and marketing expenses increased approximately 9%, from $2.3 million in the three months ended June 30, 2004 to $2.5 million in the three months ended June 30, 2005. This reflects an increase in expenses for marketing and promotion of our subscription services of $58,000 for the three months ended June 30, 2004 and 2005. For the six months ended June 30, 2004 and 2005, sales and marketing expenses increased 25% from $4.0 million in the six months ended June 30, 2004 to $5.0 million, respectively. This principally reflects an increase of $456,000 in domestic and international expenses for marketing and promotion of our subscription services, an increase in sales and marketing salaries of $293,000 reflecting both increased salaries and expanded headcount, and higher occupancy costs due to the relocation of our corporate headquarters. Sales and marketing expenses include a decrease in stock-based compensation expense of $182,000 and $262,000 for the three and six month periods ended June 30, 2005 compared to the same period in 2004. For the foreseeable future, we expect sales and marketing expenses, exclusive of stock-based compensation, to increase in absolute dollars as we expand our investment in marketing activities.
     General and Administrative. Our general and administrative expenses increased approximately 24% from $1.3 million in the three months ended June 30, 2004 to $1.6 million in the three months ended June 30, 2005. This change principally reflects an increase of $376,000 in consulting, insurance and shareholder fees, reflecting the increased costs of being a public company, and an increase in occupancy expenses of $339,000, reflecting the move to new corporate headquarters. These increases are partially offset by a decrease of stock-based compensation expenses of $198,000 for the three months ended June 30, 2005 compared to 2004, and $484,000 for the six months ended June 30, 2005 compared to June 30, 2004. For the six months ended June 30, 2004 and 2005, general and administrative expenses increased 10% from $2.6 million to $2.9 million, respectively. This principally reflects increases in insurance fees and accounting fees of $441,000, reflecting the cost of being a public company, and occupancy expenses of $533,000, reflecting the relocation of our corporate headquarters, partially offset by a decrease in stock-based compensation expenses of $484,000. For the foreseeable future, we expect general and administrative expenses, exclusive of stock-based compensation, to grow in absolute dollars.
     Depreciation and Amortization. Our depreciation and amortization expenses grew by approximately 52%, from $559,000 to $848,000 in the three months ended June 30, 2004 and June 30, 2005, respectively, and by 62%, from $1.0 million to $1.7 million for the six months ended June 30, 2004 and 2005, respectively, primarily reflecting increased investment in our product development and technology infrastructure. For the foreseeable future, we expect depreciation and amortization costs to increase in absolute dollars with the growth of our investment in hardware, software and capitalized development costs.
     Other income and expense. Our other income and expense grew from net expenses of $128,000 to net income of $267,000 in the three months ended June 30, 2004 and 2005, respectively, and from net expenses of $192,000 to income of $459,000 in the six months ended June 30, 2004 and 2005, respectively. This year-over-year change includes the interest income of $313,000 in the three months ended June 30, 2005 and $552,000 in the six months ended June 30, 2005, based on interest earned on the proceeds from our October 2004 initial public offering.
Liquidity and Capital Resources
     We have historically financed our operations primarily through private sales of equity and capitalized leases. During the six months ended June 30, 2004, net cash provided by operating activities was $849,000, and was primarily attributable to the growth of our premium subscription services, offset by $1.6 million in payments to settle a lease dispute related to our former San Francisco headquarters facility. During the six months ended June 30, 2005, net cash provided by operating activities was $3.1 million, and was primarily attributable to cash provided by the growth of our advertising and premium subscription services and collection of a $1.0 million receivable for tenant improvements. Cash provided in operating activities for the six months ended June 30, 2004 was primarily attributable to the growth of our premium subscription services, offset by $1.6 million in payments for our lease settlement.
     Net cash used in investing activities was $697,000 for the six months ended June 30, 2004, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities was $2.7 million for the six months ended June 30, 2005, and was primarily attributable to purchases of hardware, software, property and equipment, including $475,000 for capitalization of internally developed software and $715,000 for capitalization of external product development. While we expect to continue to invest in development and infrastructure in 2005, we also expect to be able to realize tenant improvement allowances associated with the move of our corporate headquarters in the third quarter of 2004.
     Net cash provided by financing activities in the six months ended June 30, 2004 was $3.9 million and was primarily attributable to the raising of a $5.0 million senior subordinated promissory note, net of payments of capitalized lease obligations. This note was subsequently repaid in October 2004, following our initial public offering. Net cash used by financing activities in the six months ended June 30, 2005 was $343,000 and was primarily attributable to payments of capital lease obligations offset by interest income on the proceeds from our initial public offering. As of June 30, 2005, we had cash and cash equivalents of approximately $43.2 million.
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
     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally and for other general corporate activities. In the six months ended June 30, 2005, we devoted approximately $475,000 to capitalized labor and $715,000 to capitalized external product development as well as $1.6 million to marketing of our products and services both domestically and internationally.
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
Off-balance Sheet Liabilities
     We did not have any off-balance sheet liabilities as of June 30, 2005.
Other Contractual Commitments
The following table summarizes our contractual obligations as of June 30, 2005:

	Payments Due by Period
		Remainder of
	Total	2005	2006-2007	2008-2009	2010 & After
	(In thousands)
Contractual obligations:
Capital lease obligations	$960	$364	$479	$116	$1
Operating leases	11,140	813	3,578	3,542	3,207
Purchase obligations	475	333	142	—	—

Total contractual obligations:	$12,575	$1,510	$4,199	$3,658	$3,208

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012. In 2002, we terminated our headquarters lease which resulted in a decrease in our rent expense in 2003 compared to 2002. In July 2004, we entered into a new lease for our executive headquarters expiring in January 2012. The new lease is for a larger facility at a higher average cost per square foot and has resulted in an increase in our current occupancy cost. The future minimum lease payments are $609,000 in 2005; $1.4 million in 2006; $1.3 million in 2007; $1.4 million in 2008 and $1.4 million in 2009. The lease is cancelable after 2009, with proper notice and payment of a termination fee of $851,000. We entered into a lease for a new facility for our New York sales office commencing April 1, 2005. The future minimum payments under the terms of this lease are $99,000 for the remainder of 2005, $202,000 for 2006, $206,000 for 2007, $210,000 for 2008, $214,000 for 2009 and $54,000 for 2010. We entered into a lease for a new facility for our London office commencing in July 2005. The future minimum payments under the terms of this lease are $86,000 for 2005, $172,000 per year for 2006 through 2009 and $86,000 in 2010.
     Purchase Obligations. In January 2002, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $40,000. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $239,000 for 2005.
     In addition, in November 2004, we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $94,000 for the remainder of 2005 and $142,000 for 2006.
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
     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
     Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met in accordance with SOP 98-1 and EITF 00-2 and amortize these costs on a straight-line basis over the estimated useful life of the capitalized application, generally three years. For the three months ended June 30, 2004 and 2005, we capitalized $280,000 and $573,000, respectively. For the six months ended June 30, 2004 and 2005, we capitalized $485,000 and $1.2 million, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.
     There have been no significant changes in our critical accounting policies from those listed in our Form 10-K for the fiscal year ended December 31, 2004.
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
Recent Accounting Pronouncements
     In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), Shared-Based Payment. The new rule allows public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123(R) will have a significant adverse impact on our financial position and results of operations. We are currently in the process of evaluating the extent of such impact.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123(R), classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 will have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123(R) in the first quarter of 2006. We are currently in the process of evaluating the extent of such impact.
Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we may continue to incur losses in the future given our anticipated increase in sales and marketing expenditures. As of June 30, 2005, our accumulated deficit was approximately $36.1 million. Although we had positive net income in the three and six months ended June 30, 2005, we may not be able to sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because most of our revenue is derived from our premium membership services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services that are not favorably received or if we fail to introduce compelling new features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. Additionally, because our services are technology based, any delay in the development or integration of new features or enhancements to existing features could slow subscriber growth. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. In the three months ended June 30, 2005, our churn rates on our premium membership services, which include subscription cancellations and credit card failures, averaged 8.0% per month excluding cancellations from free trials, or 8.3% including cancellations from free trials. We calculate our average monthly churn over a particular period by dividing the sum of the number of cancellations and credit card failures for that period by the average number of subscribers in that period divided by the number of months in the period. We calculate the average number of subscribers in a given period by adding the number of subscribers at the beginning and the end of the period and dividing by two. Subscribers cancel their subscription to our service for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value and that customer service issues are not satisfactorily resolved. Members may decline to subscribe or existing subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers, which will harm our financial condition.
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
     In addition, we offer services and products to the LGBT community outside the United States, and we intend to continue to expand our international presence, which may be more difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that Internet infrastructure in foreign countries may be less advanced than Internet infrastructure in the United States. We may consider offering our premium services for free for a limited time, in some international markets thereby foregoing some short term revenue in order to develop critical mass in those markets. Expansion into international markets requires significant resources that we may fail to recover by generating additional revenue.
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
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members ability to send and receive email. Any successful attempt by hackers to disrupt our websites services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. We compete with a number of large and small companies, such as vertically integrated Internet portals and specialty focused media that provide online and offline products and services to the LGBT community. In our subscription business, we compete with other online services, such as those offered by Match.com and Yahoo! Personals, as well as an increasing number of other smaller but rapidly growing online companies focused specifically on the LGBT community. In our online advertising business, we compete with a broad variety of content providers. We also compete with offline LGBT media companies, including local newspapers, national and regional magazines, satellite radio and television shows. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.
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
     We have registered various domain names relating to our brand, including Gay.com, PlanetOut.com, Kleptomaniac.com and OutandAbout.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. For example, the injunction issued in the DIALINK matter will force us to temporarily change our domain name in France, currently www.fr.gay.com, during our appeal of that decision and may make it more difficult for French users to find our French website. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu, in addition to currently available domains such as .biz, .net or         .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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
     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. For example, the injunction issued in the DIALINK matter will force us to at least temporarily change our domain name in France, currently www.fr.gay.com, during our appeal of that decision and may make it more difficult for French users to find our French website. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.
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
     We are subject to federal, state, local and international laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an e-mail message to an address on that state’s registry if the e-mail message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, the United States Department of Justice (the “DOJ”) recently adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain specified forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make such records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the Act because we allow our members to display photographic images on our websites as part of member profiles. Enforcement of these regulations has been stayed pending resolution of a legal challenge to their constitutionality on the grounds that the regulations exceed the DOJ’s statutory authority and violate First Amendment and privacy rights, among others. If the legal challenge is unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and/or we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. Further, if our members and subscribers feel these additional registration and recordkeeping processes and procedures are too burdensome, this may result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through June 30, 2005, the closing sale prices of our common stock on the Nasdaq ranged from $6.25 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts and the operating and stock price performance of other companies that investors or analysts deem comparable to us.
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
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue operating expenses and net income. Conversely, our net revenue operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2004 and the first six months of 2005 were not material.
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
     As of June 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $60,000 at June 30, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a trademark or domain name for our services in France and gave us approximately two months within which to comply. This injunction will not prohibit us from offering our services to French users, but will force us to at least temporarily change the domain name of our French website, currently www.fr.gay.com, and may make it more difficult for French users to locate our French website. We have accrued the damage award as of June 30, 2005 and plans to appeal the French court’s decision.
     We are not currently subject to any additional significant legal proceedings. We may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the Internet industry. We do not believe, based on current knowledge, that current legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the period January 1 through June 30, 2005, 69,599 shares of capital stock were issued upon exercise of two outstanding warrants at an exercise price of $4.07 per share. One warrant was net exercised without the payment of additional consideration, and the second warrant was exercised for cash in the amount of $257,496. There were no underwriters employed in connection with any of these issuances. These issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving any public offering. The recipients in each such issuance represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about PlanetOut or had access, through employment or other relationships, to such information.
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

Issuer Purchases of Equity Securities.

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	or Approximate Dollar
	Number of	(b) Average	Part of Publicly	Value) of Shares that May
	Shares	Price Paid per	Announced Plans or	Yet Be Purchased Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
April 1, 2005 — April 30, 2005	311	$0.43	—	—
May 1, 2005 — May 31, 2005	—	$—	—	—
June 1, 2005 — June 30, 2005	—	$—	—	—

Total	311	$0.43	—	—

(1)	All of the repurchases were pursuant to contractual rights of PlanetOut to repurchase shares of its capital stock from employees in connection with the termination of employment. PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2005 annual meeting of stockholders was held on June 15, 2005, to elect two Class I directors to the board of directors and to ratify the appointment of PricewaterhouseCoopers LLP as our independent public auditors for the fiscal year ended December 31, 2005.
     In the election of directors, the two director nominees were elected with the following votes:

	Number of Votes
Nominee	For	Withheld
Robert W. King	12,691,018	9,093
Allen Morgan	11,598,304	1,101,807
     Directors whose terms of office continued after the meeting are H. William Jesse, Jr., Karen Magee, Lowell R. Selvin and Jerry Colonna.
     The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers LLP as our independent public auditors for the fiscal year ending December 31, 2005, as follows:

	Number of Votes
	For	Against	Abstain
Ratification of appointment of auditors	11,546,085	158,481	995,545
Item 5. Other Information.
Not Applicable.

Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

10.25	Employment Agreement dated as of June 30, 2005 by and between Peter Kretzman and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 7, 2005, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: August 11, 2005
	By:	/s/ Jeffrey T. Soukup

Jeffrey T. Soukup
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

10.25	Employment Agreement dated as of June 30, 2005 by and between Peter Kretzman and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 7, 2005, and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.