Form 10-Q
period 2005-09-30
PLANETOUT INC
filed 2005-11-14
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). ). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 2, 2005 was 17,219,320.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended September 30, 2005

PAGE
PART I — FINANCIAL INFORMATION	3
Item 1 Unaudited Condensed Consolidated Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005	3
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2005 and the Nine Months Ended September 30, 2004 and 2005	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis on Financial Condition and Results of Operations	11
Item 3 Quantitative and Qualitative Disclosures About Market Risk	28
Item 4 Controls and Procedures	28
PART II — OTHER INFORMATION	29
Item 1 Legal Proceedings	29
Item 2 Unregistered Sales of Equity Securities And Use of Proceeds	29
Item 3 Defaults Upon Senior Securities	30
Item 4 Submission of Matters to a Vote of Security Holders	30
Item 5 Other Information	30
Item 6 Exhibits	31
SIGNATURES	32
EXHIBIT INDEX	33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amount)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,128	$44,149
Accounts receivable, net	2,075	2,188
Prepaid expenses and other current assets	2,209	1,916

Total current assets	47,412	48,253
Property and equipment, net	7,011	7,839
Goodwill	3,403	3,403
Investment in unconsolidated affiliate	57	—
Other assets	1,325	1,049

Total assets	$59,208	$60,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,040	$632
Accrued liabilities	1,469	1,393
Deferred revenue	3,506	4,352
Capital lease obligations, current portion	998	381
Notes payable, current portion	190	189

Total current liabilities	8,203	6,947
Capital lease obligations, less current portion	491	261
Notes payable, less current portion	142	—
Deferred rent	1,608	1,781

Total liabilities	10,444	8,989

Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 16,943 and 17,219 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	17	17
Additional paid-in capital	88,387	88,224
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(1,619)	(680)
Accumulated other comprehensive loss	(106)	(121)
Accumulated deficit	(37,312)	(35,282)

Total stockholders’ equity	48,764	51,555

Total liabilities and stockholders’ equity	$59,208	$60,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Revenue:
Subscription services	$4,328	$5,077	$12,167	$15,102
Advertising services	1,604	2,106	4,414	6,064
Transaction services	378	368	1,278	1,120

Total revenue	6,310	7,551	17,859	22,286

Operating costs and expenses:
Cost of revenue (inclusive of stock-based compensation expense of $115 and $10 for the three months ended September 30, 2004 and 2005, respectively, and $466 and $37 for the nine months ended September 30, 2004 and 2005, respectively)	1,941	2,177	6,098	6,622
Sales and marketing (inclusive of stock-based compensation expense of $149 and $33 for the three months ended September 30, 2004 and 2005, respectively, and $436 and $58 for the nine months ended September 30, 2004 and 2005, respectively)	2,248	2,551	6,234	7,539
General and administrative (inclusive of stock-based compensation expense of $273 and $90 for the three months ended September 30, 2004 and 2005, respectively, and $822 and $156 for the nine months ended September 30, 2004 and 2005, respectively)	1,263	1,430	3,862	4,293
Depreciation and amortization	645	787	1,673	2,455

Total costs and expenses	6,097	6,945	17,867	20,909

Income (loss) from operations	213	606	(8)	1,377
Equity in net loss of unconsolidated affiliate	(12)	(32)	(44)	(57)
Interest expense	(240)	(20)	(430)	(88)
Other income (expense), net	29	362	61	914

Income (loss) before income taxes	(10)	916	(421)	2,146
Provision for income taxes	(19)	(75)	(24)	(116)

Net income (loss)	(29)	841	(445)	2,030
Accretion on redeemable convertible preferred stock	(438)	—	(1,313)	—

Net earnings (loss) attributable to common stockholders	$(467)	$841	$(1,758)	$2,030

Net earnings (loss) per share:
Basic	$(0.25)	$0.05	$(0.99)	$0.12

Diluted	$(0.25)	$0.05	$(0.99)	$0.11

Weighted-average shares used to compute net earnings per share:
Basic	1,841	17,202	1,780	17,078

Diluted	1,841	18,200	1,780	18,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(445)	$2,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,673	2,455
Amortization of unearned stock-based compensation, net of cancellation	1,655	251
Amortization of deferred rent	115	173
Issuance of stock options and shares in exchange for services	69	—
Amortization of debt issuance costs	65	—
Loss (gain) on disposal of assets	40	(3)
Equity in net loss of unconsolidated affiliate	44	57
Changes in operating assets and liabilities:
Accounts receivable	(100)	(113)
Prepaid expenses and other assets	(773)	569
Accounts payable	843	(1,408)
Accrued and other liabilities	(1,517)	(76)
Deferred revenue	647	846

Net cash provided by operating activities	2,316	4,781

Cash flows from investing activities:
Purchases of property and equipment	(2,102)	(3,246)

Net cash used in investing activities	(2,102)	(3,246)

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	49	525
Repurchase of redeemable convertible preferred stock	(20)	—
Principal payments under capital lease obligations and notes payable	(968)	(1,024)
Deferred costs associated with initial public offering	(858)	—
Proceeds from senor subordinated promissory note, net of issuance costs	4,909	—

Net cash provided by (used in) financing activities	3,112	(499)

Effect of exchange rate on cash and cash equivalents	(16)	(15)

Net increase in cash and cash equivalents	3,310	1,021
Cash and cash equivalents, beginning of period	2,282	43,128

Cash and cash equivalents, end of period	$5,592	$44,149

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$1,348	$34

Accretion on redeemable convertible preferred stock	$1,313	$—

Unearned stock-based compensation	$3,463	$468

Issuance of common stock warrant in connection with subordinated promissory note	$543	$—

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
     As of September 30, 2005, the Company had $44.1 million of cash and cash equivalents. The Company believes that this cash, coupled with anticipated cash flows generated from operations, will be sufficient to meet the Company’s capital expenditure, working capital and corporate overhead requirements within the Company’s current identified business objectives.
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
     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the

Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. At December 31, 2004 and September 30, 2005, the balance of these leasehold improvement allowances was $1,255,000 and $1,360,000, respectively. During the three and nine months ended September 30, 2005, the Company amortized $47,000 and $139,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statement of operations. At December 31, 2004 and September 30, 2005, the deferred rent balance attributable to these incentives totaled $1,218,000 and $1,184,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $47,000 for the three months ended December 31, 2005, $188,000 each year for 2006 to 2011, and $11,000 in 2012. At December 31, 2004 and September 30, 2005, the Company had receivable balances for tenant incentives of $1,255,000 and $414,000, respectively, recorded under prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended September 30, 2004 and 2005, the Company capitalized costs of $569,000 and $355,000, respectively, and recorded $149,000 and $238,000 of related amortization expense, respectively. During the nine months ended September 30, 2004 and 2005, the Company capitalized costs of $1,055,000 and $1,545,000, respectively, and recorded $359,000 and $619,000 of related amortization expense, respectively. The capitalized costs for the three and nine months ended September 30, 2005 included $115,000 and $830,000, respectively, paid to external consultants and $416,000 and $421,000 for the three and nine months ended September 30, 2004, respectively.
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
     The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net earnings (loss) attributable to common stockholders, as reported:	$(467)	$841	$(1,758)	$2,030
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	518	133	1,655	251
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(696)	(245)	(2,054)	(646)

Pro forma net earnings (loss) attributable to common stockholders	$(645)	$729	$(2,157)	$1,635

Net earnings (loss) per share attributable to common stockholders:
As reported — basic	$(0.25)	$0.05	$(0.99)	$0.12

As reported — diluted	$(0.25)	$0.05	$(0.99)	$0.11

Pro forma — basic	$(0.35)	$0.04	$(1.21)	$0.10

Pro forma — diluted	$(0.35)	$0.04	$(1.21)	$0.09

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

	Nine months ended
	September 30,
	2004	2005
	(unaudited)
Preferred stock options:
Expected lives (in years)	2.5	—
Risk free interest rates	2.77 - 4.05%	—
Dividend yield	10%	—
Volatility	0%	—

Common stock options:
Expected lives (in years)	5.0	5.0
Risk free interest rates	2.77 - 4.05%	3.59 - 4.16%
Dividend yield	0%	0%
Volatility	0%	85%
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
     Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings as calculated based on the weighted average closing price of our common stock for the period. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method to the extent such shares are dilutive.
     The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$(29)	$841	$(445)	$2,030
Accretion on redeemable convertible preferred stock	(438)	—	(1,313)	—

Net earnings (loss) attributable to common stockholders	$(467)	$841	$(1,758)	$2,030

Denominator:
Weighted-average shares used to compute basic EPS	1,841	17,202	1,780	17,078
Effect of dilutive securities:
Dilutive common stock equivalents	—	998	—	1,070

Dilutive potential common shares	—	998	—	1,070

Weighted-average shares used to compute diluted EPS	1,841	18,200	1,780	18,148

Net earnings per share:
Basic	$(0.25)	$0.05	$(0.99)	$0.12

Diluted	$(0.25)	$0.05	$(0.99)	$0.11

     The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share for the nine months ended September 30, 2004 and 2005 as their effect is anti-dilutive, are as follows (in thousands):

	Nine months ended September 30,
	2004	2005
	(unaudited)
Redeemable convertible preferred stock	9,272	—
Redeemable convertible preferred stock options and warrants	3,493	—
Common stock options and warrants	2,273	723
Common stock subject to repurchase	2	2

	15,040	725

     Recent Accounting Pronouncements
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123(R), classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. The Company expects the adoption of SAB No. 107 may have a significant adverse impact on its financial position and results of operations upon its adoption of SFAS No. 123(R) in the first quarter of 2006. The Company is currently in the process of evaluating the extent of such impact.
     In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), Share-Based Payment. The new rule allows public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in its condensed consolidated statements of operations using a fair value based method on a prospective basis. Since the Company currently accounts for equity awards granted to its employees using the intrinsic value method under APB No. 25, the Company expects the adoption of SFAS No. 123(R) may have a significant adverse impact on its financial position and results of operations. The Company is currently in the process of evaluating the extent of such impact.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 will not have a material impact on the Company’s financial position or results of operations.

Note 3 — Other Balance Sheet Components

	December 31,	September 30,
	2004	2005
		(unaudited)
Property and equipment (in thousands):
Computer and network equipment	$7,130	$7,729
Furniture and fixtures	918	1,121
Computer software	1,683	2,381
Leasehold improvements	1,191	1,388
Capitalized software and website development costs	2,919	4,464

	13,841	17,083
Less: Accumulated depreciation and amortization	(6,830)	(9,244)

	$7,011	$7,839

     During the three and nine months ended September 30, 2005, depreciation and amortization expense of property and equipment was $787,000 and $2,455,000, respectively. During the three and nine months ended September 30, 2004, depreciation and amortization expense of property and equipment was $645,000 and $1,654,000, respectively.

	December 31,	September 30,
	2004	2005
		(unaudited)
Prepaid expenses and other current assets (in thousands):
Prepaid expenses and other current assets	$1,262	$1,502
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	947	414

	$2,209	$1,916

	December 31,	September 30,
	2004	2005
		(unaudited)
Other assets (in thousands):
Other assets	$838	$831
Receivable from landlord for tenant improvement allowance, less current portion (Note 2)	308	—
Interest on note receivable from stockholder	179	218

	$1,325	$1,049

	December 31,	September 30,
	2004	2005
		(unaudited)
Accrued liabilities (in thousands):
Accrued payroll and related liabilities	$493	$489
Other accrued liabilites	976	904

	$1,469	$1,393

Note 4 — Related Party Transactions
Note Receivable
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest are due and payable in May 2006. Interest accrues at a rate of 8.5% per annum or the maximum rate permissible by law, whichever is less and is full recourse. The note is full recourse with respect to $24,000 in principal payment and the remainder of the principal is non-recourse. The note is collateralized by the shares of common stock and options owned by the executive. Interest income of $13,000 and $39,000 was recognized in each of the three and nine months ended September 30, 2004 and 2005, respectively.
Advertising Agreement
     In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of which the Company owns 45%. Pursuant to this agreement, the Company received $43,000 of subscription revenue for each of the three months ended September 30, 2004 and 2005 and $120,000 and $142,000 for the nine months ended September 30, 2004 and 2005, respectively. The Company paid Gay.it S.p.A. a referral fee of $17,000 during each of the three months ended September 30, 2004 and 2005, and $48,000 and $57,000 during the nine months ended September 30, 2004 and 2005, respectively.
Note 5 —Contingencies
Contingencies
     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a domain name and trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (US $60,000 at September 30, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a trademark or domain name for its services in France. In October, 2005, the Company paid half the damage award as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name the Company has used previously in France. This temporary change may make it more difficult for French users to locate the Company’s French website. The Company has accrued the full damage award and plans to appeal the French court’s decision.
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
Note 6 — Subsequent Event
     On November 8, 2005, the Company acquired substantially all of the assets of LPI Media Inc., SpecPub, Inc. and Triangle Marketing Services, Inc., privately held companies serving the LGBT community, for a purchase price of approximately $31.1 million which consisted of $24.0 million paid in cash and approximately $7.1 million in the form of a note to the sellers secured by the assets of SpecPub, Inc. and payable in three equal installments in May, August and November 2007, and the reimbursement of certain prepaid and other expenses of approximately $1.0 million.

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
     Although we had positive net income in the three and nine months ended September 30, 2005, we have incurred significant losses since our inception. As of September 30, 2005, we had an accumulated deficit of $35.3 million. We expect to incur significant marketing, engineering and technology, general and administrative and stock-based compensation expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to maintain and expand our profitability.
Results of Operations
     The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
		(As a percentage of total revenue; unaudited)
Consolidated statement of operations data:
Revenue:
Subscription services	68.6%	67.2%	68.1%	67.8%
Advertising services	25.4	27.9	24.7	27.2
Transaction services	6.0	4.9	7.2	5.0

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	30.8	28.8	34.1	29.7
Sales and marketing	35.6	33.8	34.9	33.8
General and administrative	20.0	18.9	21.6	19.3
Depreciation and amortization	10.2	10.5	9.4	11.0

Total costs and expenses	96.6	92.0	100.0	93.8

Income (loss) from operations	3.4	8.0	—	6.2
Other income (expense), net	(3.6)	4.1	(2.4)	3.4

Income (loss) before income taxes	(0.2)	12.1	(2.4)	9.6
Provision for income taxes	(0.3)	(1.0)	(0.1)	(0.5)

Net income (loss)	(0.5)%	11.1%	(2.5)%	9.1%

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
Services

In managing our premium membership services, we track a number of operating metrics, including the following:
Premium Membership Service Operating Metrics
(excluding free trial promotions)

	2003					2004					2005
	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q
Total Subscribers	88,776	88,103	91,886	98,445	98,445	105,179	110,598	118,392	127,527	127,527	137,500	145,114	153,793
Gross Additions	39,053	34,305	37,167	40,721	151,246	42,635	37,582	41,082	44,219	165,518	44,245	41,370	43,967
Total Churn	30,641	34,978	33,384	34,162	133,165	35,901	32,163	33,288	35,084	136,436	34,272	33,756	35,288
Churn Rate	12.1%	13.2%	12.4%	12.0%	12.4%	11.8%	9.9%	9.7%	9.5%	10.1%	8.6%	8.0%	7.9%
Net Additions	8,412	(673)	3,783	6,559	18,081	6,734	5,419	7,794	9,135	29,082	9,973	7,614	8,679
Average Lifetime (months)	8.3	7.6	8.1	8.4	8.1	8.5	10.1	10.3	10.5	9.9	11.6	12.6	12.7
We have calculated these metrics using the following definitions:
•	Total Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of paid promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions and free promotional subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Paid Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Paid Subscribers at the end of the period minus the Total Paid Subscribers at the beginning of the period.

•	Average Lifetime: Average length of a subscription. Average lifetime equals one hundred percent divided by churn rate for the period.
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
     Currently, we expect to provide information about these operating results for at least our U.S.-based subscribers through the end of 2005. The operating metrics we report may change as our businesses evolve due to new business initiatives, such as offering more aggressively priced premium services in certain international markets, and corporate development activities, such as our recent acquisition of LPI Media Inc. and related entities which may render current measures of performance less relevant or obsolete.
     We are paid up-front for premium memberships, and we recognize subscription revenue ratably over the subscription period. As of September 30, 2004 and 2005, deferred revenue related to premium membership subscriptions totaled approximately $2.9 million and $4.1 million, respectively. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.
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
     Throughout 2004 and the first nine months of 2005, our primary goals for advertising services included attracting additional advertisers, diversifying our client base and increasing average account size. We have succeeded in these efforts and expect to continue to pursue Fortune 1000 companies and other clients and to provide increasingly customized and targeted advertising campaigns.
     In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified directory listings, across a wide spectrum of categories. We expect to expand the scope of our online directory to evolve into a comprehensive resource of LGBT-friendly businesses and services.
     Transaction Services. Our principal source of transaction services revenue is from sales through Kleptomaniac.com, our e-commerce website and, to a lesser extent, through our other websites. Through Kleptomaniac.com, we offer hundreds of products, including DVDs, music CDs and fashion items, some of which we own and some of which are owned by third-parties. Revenue from Kleptomaniac.com accounted for approximately 53% of our transaction services revenue and approximately 3% of our overall revenue in 2004 and approximately 48% of our transaction services revenue and approximately 2% of our overall revenue for the first nine months of 2005. For those items that we own, we recognize revenue when the product is shipped, net of estimated returns. We recognize commissions for facilitating the sale of third-party products and services when earned, based on reports provided by the vendors or upon cash receipt if no reports are provided.
     Cost of Revenue. Cost of revenue primarily consists of payroll and employee benefits associated with supporting our subscription-based services and producing and maintaining content for our various websites and newsletters. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer maintenance, allocated occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold.
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
     Sales and Marketing. Sales and marketing expense consists of expenses related to selling, marketing and promoting our products and services. Major expense items include:
•	payroll and benefits for employees involved in sales, client service, customer service, corporate marketing and other support functions;

•	product and service marketing and promotions;

•	general corporate marketing and promotions; and

•	allocated occupancy costs.
     General and Administrative. General and administrative expense consists primarily of payroll and employee benefits for executive, finance and administrative personnel, allocated occupancy costs, professional fees, insurance and other general corporate expenses.
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
     Stock-based Compensation and Related Charges. Each of our cost of revenue, sales and marketing and general and administrative expense categories include stock-based compensation charges for equity instruments issued to employees, and in some cases, consultants for services. These charges represent the intrinsic value, if any, between the respective exercise price of stock options or stock grants and the fair market value of the underlying stock on the date of grant, or on the reporting date if the option is subject to variable plan accounting.
     At September 30, 2005, we had options to acquire 41,318 shares of our capital stock subject to variable plan accounting which requires us to measure the intrinsic value at each reporting date until these options expire, or are exercised or forfeited. In any period, variable plan accounting may result in increases or decreases in stock-based compensation, depending on the estimated fair market value of our capital stock. We amortize deferred stock-based compensation over the vesting periods of the individual options, using the multiple option method. Changes in fair market value will result in stock-based compensation expense or benefit in each period. We recognized total stock-based compensation expense of $1.7 million in the first nine months of 2004 and $251,000 in the first nine months of 2005.
     At September 30, 2005, we had unearned stock-based compensation of $680,000, of which $146,000 will be amortized in the remainder of 2005, $378,000 will be amortized in 2006, $146,000 will be amortized in 2007 and $10,000 will be amortized in 2008. We may recognize additional stock-based compensation expense (benefit) in the future if we grant additional options with an exercise price below the fair market value of our stock.
Comparison of the Three and Nine Months Ended September 30, 2005 and September 30, 2004
Revenue
     Total revenue increased approximately 20%, from $6.3 million in the three months ended September 30, 2004 to $7.6 million in the three months ended September 30, 2005. Total revenue for the nine months ended September 30, 2004 and 2005 increased 25% from $17.9 million to $22.3 million.
     Subscription Services. From September 30, 2004 to September 30, 2005, the number of our subscribers grew by approximately 30% from approximately 118,400 to approximately 153,800. As a result of this increase, our subscription revenue for the three months ended September 30, 2004 and 2005 increased approximately 17%, from $4.3 million to $5.1 million, respectively. Our subscription revenue for the nine months ended September 30, 2004 and 2005 increased approximately 24% from $12.2 million to $15.1 million.
     Other factors that contributed to this change in revenue included:
•	new features including the offer of subscriptions to popular magazines with premium memberships beginning in May 2004, and the expansion and launch of online features such as expanded messenger services, expanded and searchable who’s online features, and the addition of “Hot” and “Buddy” lists, among others;

•	the launch of automated credit card updating;

•	a price increase for our Gay.com membership services in October 2004;

•	the migration of approximately 1,400 of our Out&About newsletter subscribers to our premium membership services in December 2004;

•	an increase in marketing and promotional activities including targeted price discounts on select subscription plan offerings;

•	the effect of periods during the fourth quarter of 2004 and the first quarter of 2005, during which our transaction processing system was not available or did not perform as expected, in part as a result of adding new transaction processing capabilities, subsequent to which we have implemented technology upgrades to help address these issues;

•	delays in new feature rollout for our subscription services, which limited subscriber and revenue growth; and

•	a reduction in subscribers and revenue from our PlanetOut.com premium membership service, as we have concentrated more of our marketing and development activities on our Gay.com premium membership service.
     Revenue from our premium membership services made up approximately 98% of subscription revenue in the three months and the nine months ended September 30, 2004. Revenue from our premium membership services made up all of our subscription revenue in the three months and the nine months ended September 30, 2005.
     Advertising Services. Our advertising services revenue increased approximately 31%, from $1.6 million in the three months ended September 30, 2004 to $2.1 million in the three months ended September 30, 2005. Advertising revenue for the nine months ended September 30, 2004 and 2005 increased 37% from $4.4 million to $6.1 million, respectively. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. Factors that affected our advertising revenue for the three months and the nine months ended September 30, 2005, as compared to the three months and the nine months ended September 30, 2004, included:
•	the growth in the advertising market generally and in the online advertising market specifically;

•	the development of new customized sponsorship programs and integrated editorial programming which increased our CPM rate;

•	the launch of improved website tracking capability in the third quarter of 2005, increasing our ability to monetize our UK site traffic;

•	the increasing interest of advertisers in targeting the LGBT community; and

•	the expansion of our Gay.com local service listings during the first nine months of 2005.
     For the foreseeable future, we expect online advertising to grow and remain the largest portion of our overall advertising services revenue.
     Transaction Services. Our transaction services revenue declined 3% from $378,000 in the three months ended September 30, 2004 to $368,000 in the three months ended September 30, 2005. For the nine months ended September 30, 2004 and 2005, transaction services revenue declined 12% from $1.3 million to $1.1 million, respectively. The decline was largely due to the ongoing shift of internal promotional space on our websites away from Kleptomaniac.com toward our premium membership services and advertising services. This decline also reflects the effects of a leadership transition in the division in the first nine months of 2005. Revenue from Kleptomaniac.com accounted for approximately 43% and 37% of transaction services revenue in the three months ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004 and 2005, revenue from Kleptomaniac.com accounted for approximately 58% and 48% of transaction services revenue, respectively. Transaction revenue from sources other than Kleptomaniac.com, increased 7% to $231,000 for the three months and 7% to $581,000 for the nine months ended September 30, 2005 as compared to the same periods in 2004.
Operating Costs and Expenses
     Total operating expenses grew approximately 14%, from $6.1 million in the three months ended September 30, 2004 to $6.9 million in the three months ended September 30, 2005. Operating expenses for the nine months ended September 30, 2004 and 2005 increased 17% from $17.9 million to $20.9 million. These numbers include stock-based compensation expenses of $537,000 and $133,000 respectively for the three months ended September 30, 2004 and 2005, and $1,724,000 and $251,000, respectively, for the nine months ended September 30, 2004 and 2005.
     Cost of Revenue. Our cost of revenue increased 12% from $1.9 million in the three months ended September 30, 2004 to $2.2 million in the three months ended September 30, 2005. This includes an increase of $81,000 in computer maintenance expenses, an increase of corporate occupancy expenses reflecting the move to our new corporate headquarters, a credit to labor expense for capitalized development costs of $153,000 in the three months ended September 30, 2004 compared to $240,000 in the three months ended September 30, 2005, and an increase in salary expenses of $218,000 for the three months ending September 30, 2005 versus the same period in 2004 reflecting both growth in headcount and salary increases as we increased our investment in technology and engineering support.
     For the nine months ended September 30, 2004 and 2005, operating cost of revenue increased 9% from $6.1 million to $6.6 million, respectively. This reflects an increase in computer maintenance expenses of $334,000, an increase in corporate occupancy expenses, an increase in salary expenses of $295,000 reflecting both growth in headcount and salary increases as we increased our investment in technology and engineering support. These increases are partially offset by a decrease in stock-based compensation expenses of $429,000. For the foreseeable future, we expect cost of revenue, exclusive of stock-based compensation, to increase in absolute dollars as our investment in headcount and other expenses grows.
     Sales and Marketing. Our sales and marketing expenses increased approximately 13%, from $2.2 million in the three months ended September 30, 2004 to $2.6 million in the three months ended September 30, 2005. This reflects an increase in expenses for marketing and promotion of our services of $86,000, an increase in salary expenses of $62,000 reflecting increased salaries, expanded headcount and higher occupancy costs due to the relocation of our corporate headquarters.
     For the nine months ended September 30, 2004 and 2005, sales and marketing expenses increased 21% from $6.2 million to $7.5 million. This principally reflects an increase of $481,000 in domestic and international expenses for marketing and promotion of our subscription services, an increase in sales and marketing salaries of $355,000 reflecting expanded headcount, increased salaries and higher occupancy costs due to the relocation of our corporate headquarters. Sales and marketing expenses include a decrease in stock-based compensation expense of $116,000 and $378,000, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. For the foreseeable future, we expect sales and marketing expenses, exclusive of stock-based compensation, to increase in absolute dollars as we expand our investment in marketing activities.
     General and Administrative. Our general and administrative expenses increased approximately 13% from $1.3 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005. This change principally reflects an increase in insurance and shareholder fees of $174,000, reflecting the increased costs of being a public company, an increase in occupancy expenses of $70,000, reflecting the move to new corporate headquarters, and an increase in accounting fees of $163,000, reflecting the costs of Sarbanes-Oxley Act compliance work performed in the third quarter of 2005. These increases are partially offset by a decrease in stock-based compensation expenses of $183,000.
     For the nine months ended September 30, 2004 and 2005, general and administrative expenses increased approximately 11% from $3.9 million to $4.3 million. This change principally reflects an increase in insurance and shareholder fees of $446,000, reflecting the increased costs of being a public company, an increase in occupancy expenses of $476,000, reflecting the move to new corporate headquarters, and an increase in accounting fees of $470,000, reflecting the costs of Sarbanes-Oxley Act compliance. These increases are partially offset by a decrease in stock-based compensation expenses of $666,000.
     Depreciation and Amortization. Our depreciation and amortization expenses grew by approximately 22%, from $645,000 to $787,000 in the three months ended September 30, 2004 and September 30, 2005, respectively, and by 47%, from $1.7 million to $2.5 million for the nine months ended September 30, 2004 and 2005, respectively, primarily reflecting increased investment in our product development and technology infrastructure. For the foreseeable future, we expect depreciation and amortization costs to increase in absolute dollars with the growth of our investment in hardware, software and capitalized development costs.
     Other Income and Expenses. Our other income and expense grew from net expenses of $223,000 to net income of $310,000 in the three months ended September 30, 2004 and 2005, respectively, and from net expenses of $413,000 to net income of $769,000 in the nine months ended September 30, 2004 and 2005, respectively. This year-over-year change includes interest income of $362,000 in the three months ended September 30, 2005 and $914,000 in the nine months ended September 30, 2005, based on interest earned on the proceeds from our October 2004 initial public offering.
Liquidity and Capital Resources
     We have historically financed our operations primarily through public and private sales of equity. During the nine months ended September 30, 2004, net cash provided by operating activities was $2.3 million, and was primarily attributable to the growth of our advertising and premium subscription services, partially offset by $1.6 million in payments to settle a lease dispute related to our former San Francisco headquarters facility. During the nine months ended September 30, 2005, net cash provided by operating activities was $4.8 million, primarily due to the growth of our advertising and premium subscription services and collection of a $1.0 million receivable for tenant improvements, partially offset by a $1.4 million outflow due to the reduction in our accounts payable and a $113,000 increase in our accounts receivable balance. On a year-over-year basis, our accounts payable balance declined by $1.4 million and our accounts receivable balance increased by $805,000.
     Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2004, and was primarily attributable to purchases of property and equipment. Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2005, and was primarily attributable to purchases of hardware, software, property and equipment, including $715,000 for capitalization of internally developed software and $830,000 for capitalization of external product development. While we expect to continue to invest in development and infrastructure in 2005, we also expect to be able to realize tenant improvement allowances associated with the move of our corporate headquarters in the third quarter of 2004.
     Net cash provided by financing activities in the nine months ended September 30, 2004 was $3.1 million and was primarily attributable to the raising of a $5.0 million senior subordinated promissory note, net of payments of capitalized lease obligations. This note was subsequently repaid in October 2004, following our initial public offering. Net cash used by financing activities in the nine months ended September 30, 2005 was $499,000 and was primarily attributable to payments of capital lease obligations offset by interest income on the proceeds from our initial public offering. As of September 30, 2005, we had cash and cash equivalents of approximately $44.1 million.
     On November 8, 2005, we acquired substantially all of the assets of LPI Media Inc., SpecPub, Inc. and Triangle Marketing Services, Inc., privately held companies serving the LGBT community, for a purchase price of approximately $31.1 million which consisted of $24.0 million paid in cash and approximately $7.1 million in the form of a note to the sellers secured by the assets of SpecPub, Inc. and payable in three equal installments in May, August and November 2007, and the reimbursement of certain prepaid and other expenses of approximately $1.0 million.
     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally, to complete acquisitions, joint ventures and strategic alliances and for other general corporate activities. In the nine months ended September 30, 2005, we devoted approximately $715,000 to capitalized labor on internal product development and $830,000 to capitalized external product development as well as $2.3 million to advertise and market our products and services both domestically and internationally.
     Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations, together with the proceeds from our initial public offering, will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. If we do not have sufficient cash available to finance our operations or potential additional acquisitions, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities.
Off-balance Sheet Liabilities
     We did not have any off-balance sheet liabilities as of September 30, 2005.
Other Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2005:

	Payments Due by Period
	Total	Remainder of 2005	2006-2007	2008-2009	2010 & After
	(In thousands)
Contractual obligations:
Capital lease obligations	$734	$138	$479	$116	$1
Operating leases	11,266	384	3,735	3,724	3,423
Purchase obligations	315	173	142

Total contractual obligations:	$12,315	$695	$4,356	$3,840	$3,424

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012. In 2002, we terminated our headquarters lease which resulted in a decrease in our rent expense in 2003 compared to 2002. In July 2004, we entered into a new lease for our executive headquarters expiring in January 2012. The new lease is for a larger facility at a higher average cost per square foot and has resulted in an increase in our current occupancy cost. The future minimum lease payments are $284,000 in 2005; $1.5 million in 2006; $1.4 million in 2007; $1.5 million in 2008 and $1.5 million in 2009. The lease is cancelable after 2009, with proper notice and payment of a termination fee of $851,000. We entered into a lease for a new facility for our New York sales office commencing April 1, 2005. The future minimum payments under the terms of this lease are $50,000 for the remainder of 2005, $202,000 for 2006, $206,000 for 2007, $210,000 for 2008, $214,000 for 2009 and $54,000 for 2010. We entered into a lease for a new facility for our London office commencing in July 2005. The future minimum payments under the terms of this lease are $41,000 for 2005, $166,000 per year for 2006 through 2009 and $83,000 in 2010.
     Purchase Obligations. In January 2002, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $42,000. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $126,000 for 2005.
     In addition, in November 2004, we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $47,000 for the remainder of 2005 and $142,000 for 2006.
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
     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
     Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met in accordance with SOP 98-1 and EITF 00-2 and amortize these costs on a straight-line basis over the estimated useful life of the capitalized application, generally three years. For the three months ended September 30, 2004 and 2005, we capitalized $569,000 and $355,000, respectively. For the nine months ended September 30, 2004 and 2005, we capitalized $1.1 million and $1.5 million, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.
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
Recent Accounting Pronouncements
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107). SAB No. 107 covers key topics related to the implementation of SFAS No. 123(R) which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123(R), classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We expect the adoption of SAB No. 107 may have a significant adverse impact on our financial position and results of operations upon our adoption of SFAS No. 123(R) in the first quarter of 2006. We are currently in the process of evaluating the extent of such impact.
     In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), Share-Based Payment. The new rule allows public companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of 2006 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123(R) may have a significant adverse impact on our financial position and results of operations. We are currently in the process of evaluating the extent of such impact.
     In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-6 will not have a material impact on our financial position or results of operations.
Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we may continue to incur losses in the future given our anticipated increase in sales and marketing expenditures. As of September 30, 2005, our accumulated deficit was approximately $35.3 million. Although we had positive net income in the three and nine months ended September 30, 2005, we may not be able to sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because most of our revenue is derived from our premium membership services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services that are not favorably received or if we fail to introduce compelling new features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. Our current content, shopping and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members. If there is a delay in our plan to improve and consolidate these platforms, and this delay prevents or delays the development or integration of new features or enhancements to existing features, our subscriber growth could slow. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. In the three months ended September 30, 2005, our churn rates on our premium membership services, which include subscription cancellations and credit card failures, averaged 7.9% per month excluding cancellations from free trials, or 8.2% including cancellations from free trials. We calculate our average monthly churn over a particular period by dividing the sum of the number of cancellations and credit card failures for that period by the average number of subscribers in that period divided by the number of months in the period. We calculate the average number of subscribers in a given period by adding the number of subscribers at the beginning and the end of the period and dividing by two. Subscribers cancel their subscription to our service for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value and that customer service issues are not satisfactorily resolved. Members may decline to subscribe or existing subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers, which will harm our financial condition.
Our limited operating history makes it difficult to evaluate our business.
     As a result of our recent growth and limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses, number of subscribers and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause our subscriber numbers to grow slower or our net profit to be smaller than expected, which could cause a decline in the trading price of our common stock.
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
If we fail to manage our growth, our business will suffer.
     We have significantly expanded our operations and anticipate that further expansion will be required to address current and future growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand our marketing efforts, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with our subscriber and member growth, members using our services may experience degraded performance and our subscriber growth could slow and our revenue may decline.
If we are unable to successfully expand our international operations, our business will suffer.
     We offer services and products to the LGBT community outside the United States and we intend to continue to expand our international presence, which may be difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than Internet infrastructure in the United States. In September 2005, we began offering our premium services for free for a limited time in some international markets, thereby foregoing some short term revenue in order to develop critical mass in those markets. Expansion into international markets requires significant resources that we may fail to recover by generating additional revenue.
     If we are unable to successfully expand our international operations, if our limited time offer of free premium services to some international markets fails to develop critical mass in those markets or, if critical mass is achieved in those markets and members are then unwilling to pay for our premium services after the limited time offer of free premium services ends, our revenue may decline and our profit margins will be reduced.
Recent and potential future acquisitions could result in operating difficulties and unanticipated liabilities.
     In early November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI Media, Inc. and its related entities (“LPI”). In order to address market opportunities and potential growth in our customer base, we anticipate additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Such acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. Our recent acquisition of LPI and potential future acquisitions may be associated with a number of risks, including:
•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the distraction of management during the negotiations and potential disruption of our current operations;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we acquired from LPI;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition, such as various regulations that may become applicable to us as a result of our acquisition of LPI, including the acquisition of a related entity that produces some content and other materials intended for mature audiences;

•	the impact of known or unknown liabilities associated with the acquired businesses.
If we are unable to successfully address these or other risks associated with our recent acquisition of LPI or potential future acquisitions, we may be unable to realize the anticipated synergies and benefits of our acquisitions, which could adversely affect our financial condition and results of operations.
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
     Currently, we offer advertisers a number of alternatives to advertise their products or services on our websites and to our members, including banner advertisements, rich media advertisements, email campaigns, text links and sponsorships of our channels, topic sections, directories, sweepstakes, awards and other online databases and content. Frequently, advertisers request advertising campaigns consisting of a combination of these offerings, including some that may require custom development. If we are unable to accurately predict the cost of developing these custom campaigns for our advertisers, our expenses will increase and our margins will be reduced.
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
     Some of these competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing than we do. Some of our competitors have invested and may continue to invest heavily in technology development, thereby improving their existing services or offerings or introducing new services or offerings more quickly than we are able to do. The rapid growth of our online subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition, such as InterActiveCorp, Microsoft, Time Warner, Viacom or Yahoo! which may choose to increase their focus on the LGBT market. Increased competition may result in reduced operating margins, loss of market share and reduced revenue.
If we are unable to protect our domain names, our reputation and brand could be harmed if third parties gain rights to, or use, these domain names in a manner that would confuse or impair our ability to attract and retain customers.
     We have registered various domain names relating to our brand, including Gay.com, PlanetOut.com, Kleptomaniac.com and OutandAbout.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. For example, the injunction issued in the DIALINK matter has forced us to temporarily change our domain name in France during our appeal of that decision and may make it more difficult for French users to find our French website. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. For example, the injunction issued in the DIALINK matter has forced us to temporarily change our domain name in France, during our appeal of that decision and may make it more difficult for French users to find our French website. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.
Existing or future government regulation in the United States and other countries could limit our growth and result in loss of revenue.
     We are subject to federal, state, local and international laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an e-mail message to an address on that state’s registry if the e-mail message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI Media Inc., which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain specified forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make such records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the Act because a portion of one of the businesses we acquired in the LPI acquisition are involved in production of content intended for mature audiences. Eenforcement of these regulations has been stayed pending resolution of a legal challenge to their constitutionality on the grounds that the regulations exceed the DOJ’s statutory authority and violate First Amendment and privacy rights, among others. If the legal challenge is unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and/or we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. Further, if our members and subscribers feel these additional registration and recordkeeping processes and procedures are too burdensome, this may result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations.
     The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could limit our growth and reduce our membership base, revenue and profit margins.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through September 30, 2005, the closing sale prices of our common stock on the Nasdaq ranged from $6.25 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts and the operating and stock price performance of other companies that investors or analysts deem comparable to us.
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
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would increase (decrease) our earnings or loss by approximately $106,000 per quarter.
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue operating expenses and net income. Conversely, our net revenue operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2004 and the first nine months of 2005 were not material.
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
     As of September 30, 2005, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $60,000 at September 30, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may make it more difficult for French users to locate our French website. We have accrued the full damage award and plan to appeal the French court’s decision.
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
Issuer Purchases of Equity Securities.

(c) Total Number
			of	(d) Maximum Number
			Shares Purchased	or Approximate Dollar
			as	Value) of Shares that
	(a) Total	(b) Average	Part of Publicly	May
	Number of	Price Paid	Announced Plans	Yet Be Purchased
	Shares	per	or	Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
July 1, 2005 — July 31, 2005	—	$—	—	—
August 1, 2005 — August 31, 2005	—	$—	—	—
September 1, 2005 — September 30, 2005	—	$—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of securityholders during the third quarter of 2005.
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

Date: November 11, 2005	PLANETOUT INC.
	By:	/s/ Jeffrey T. Soukup
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