Form 10-K
period 2005-12-31
PLANETOUT INC
filed 2006-03-15
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock $0.001 par value
      Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.      Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑           No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer     ☐           Accelerated filer      ☑          Non-accelerated filer      ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐          No ☑
The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market as of June 30, 2005 and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $93,228,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of March 1, 2006, there were 17,261,005 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain sections of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PlanetOut Inc.
Form 10-K
For The Fiscal Year Ended December 31, 2005

Special Note Regarding Forward-Looking Statements
      Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2005, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I

Item 1.	Business
Company Overview
      We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community, a market estimated to have buying power of $610 billion in 2005 in the United States alone. We serve this audience through a wide variety of media properties, including leading LGBT-focused websites, such as Gay.com, PlanetOut.com, Advocate.com and Out.com, and magazines, such as The Advocate, Out, The Out Traveler, and HIVPlus, among others. Through these media properties and other marketing vehicles, such as live events, we generate revenue from a combination of advertising, subscription and transaction services.
      With our global reach, multiple media properties and marketing vehicles, we believe we provide advertisers with unparalleled access to the LGBT community. We generate revenue from multiple forms of online advertising including run-of-site advertising, advertising within specialized content channels and online-community areas, and member-targeted e-mails, as well as more traditional print and event advertising.
      Increasingly, we are offering multi-platform advertising opportunities through which advertisers can target the gay and lesbian market using a combination of vehicles such as the Internet, e-mail, print, and live events. We offer these services through our own properties, as well as a growing network of third-party vehicles that we represent. We also offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and independent third-party analysis. Although most of our advertising revenue comes from Fortune 500 and other large companies, we are also expanding our local directory, a service that allows smaller, local advertisers to reach the LGBT audience online.
      We believe our user base includes the most extensive network of self-identified gay and lesbian people in the world. Users can access content on our flagship websites for free and without registration, thereby generating page views and potential advertising and transaction services revenue. Those users who wish to access our online member-to-member connection services must register by providing their name, e-mail address, and other personal data. Registration on our flagship websites, Gay.com and PlanetOut.com, allows access to integrated services, including profile creation and search, basic chat and instant messaging. Registered users, or members, of our Gay.com website can connect with other members from around the world in multiple languages, including English, French, German, Italian, Portuguese and Spanish.
      Members may also subscribe to our paid premium subscription service which enables them to access a number of special features that are not generally available under our free basic membership package, including advanced search, unlimited access to profiles and photographs, enhanced chat and premium content. Our paid subscriber base on our flagship websites has grown to approximately 157,400 as of December 31, 2005 while we have reduced the churn rate among those subscribers from 9.5% in the fourth quarter of 2004 to 6.7% in the fourth quarter of 2005. We were able to realize this reduction despite the introduction, in October 2005, of a special promotion, the gratis campaign, which allowed our members outside of the United States and Canada to access these additional features free of charge for an introductory period. We believe this promotion, which helped us add approximately 118,900 international members during the fourth quarter of 2005, lays the foundation for continued revenue growth in our international markets across all three of our primary business lines.
      With our November 2005 acquisition of substantially all of the assets of LPI Media Inc. and related entities (“LPI”), we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to eight other online and offline products and services, as well as to various combined, or bundled, packages of these subscription services, including to the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.
      We also offer our users access to specialized products and services through our transaction-based websites, including Kleptomaniac.com and Buygay.com, that generate revenue through sales of products and services of interest to the LGBT community, including fashion, video and music products. In addition, we generate transaction revenue from third-party websites and partners for the sale of products and services to our users, as well as through newsstand sales of our various print properties. With our acquisition of substantially all of the assets of RSVP Productions, Inc. (“RSVP”), in March 2006, we intend to leverage our existing user base and multiple advertising vehicles into the estimated $65 billion per year gay and lesbian travel market with travel and event packages and promotions.
Industry Background
      We have built the foundation of our business on the Internet, a global communications medium that enables millions of people to obtain and share information, interact with one another and conduct business electronically. Worldwide, the number of estimated Internet users is expected to reach over one billion by 2007, according to March 2004 and December 2002 reports by International Data Corporation. We believe that of all of the major media formats, the Internet has the greatest potential for reaching the LGBT community in large, targeted numbers, in part because of the desire for discretion, which many members of the LGBT community feel, and the lack of LGBT-focused media alternatives in many geographic areas.
      To better serve the LGBT community, we are using the leverage provided by our large online user base to expand into other areas, such as print publication and travel and event marketing, through our LPI and RSVP acquisitions, respectively. The non-Internet based, or offline, LGBT media industry is fragmented and consists largely of independent print publications, all of which we believe have smaller audited circulations than our Out and The Advocate magazines, and a limited number of radio stations, television programs and cable outlets. We do not believe that any of these competing media formats or companies offer the targeted global reach and network efficiencies provided by our broad platform of services. While gay-themed television shows such as Will & Grace, Queer as Folk and Queer Eye for the Straight Guy have attracted large audiences, we believe their focus on general audiences makes them less attractive to advertisers who want to reach the LGBT market in the most cost-effective and targeted way.

LGBT Demographics and Media Coverage
      We believe the global LGBT market remains underserved, despite recent advances in the corporate, political and social environments, and despite the attractive demographic make-up of the gay and lesbian community. For example, in the United States alone, the gay and lesbian market had estimated buying power of over $610 billion in 2005, or approximately $40,000 per capita, compared to estimated per capita buying power of $20,000 in the African-American and $17,500 in the Hispanic-American markets.
      Approximately 7%, or 15 million adults, of the general U.S. population identify themselves as gay, lesbian, bisexual or transgender, according to “The Gay and Lesbian Market: New Trends, New Opportunities 4th Edition” published by Packaged Facts in partnership with Witeck-Combs Communications, Inc. This report also estimates that the buying power of gay and lesbian consumers in the United States will grow to approximately $641 billion in 2006.
      LGBT consumers are also loyal and active Internet users. Approximately 80% percent of gay men and 76% of lesbians actively use the Internet, and 63% of gay and lesbian consumers have made purchases online, compared to 53% of heterosexual consumers, according to Forrester Research. In addition, online advertising influences gay and lesbian buying decisions: according to the Packaged Facts/ Witeck-Combs report, while only 35% of heterosexual consumers say that online advertisements influence their purchasing decisions, 42% of gay and lesbian consumers are influenced by online advertisements. The same report estimates that 78% have reported switching to brands offered by companies with a commitment to diversity.

      As a leading LGBT-focused company with a variety of community and marketing services and competitive strengths, we believe we are uniquely positioned to take advantage of the opportunities presented by this market.

Advertising Services
      Total U.S. advertising spending increased 3% year-over-year to $143.3 billion in 2005, according to TNS Media Intelligence. The growth was driven in part by online display advertising, which rose 13% year-over-year to $8.3 billion, and consumer magazine advertising, which rose 8% year-over-year to $21.7 billion.
      We believe online advertising will grow and diversify as it captures a larger share of total advertising dollars. The largest online advertising-based business models now regularly attempt to attract national advertisers with cross-media campaign opportunities, while smaller, niche advertising businesses are increasingly offering the option of advertising online as a means of focusing their marketing efforts on specific audiences that are often not efficiently reached through more general advertising campaigns.
      Total U.S. advertising spending is expected to increase 5% year-over-year in 2006 to $152.3 billion, while online display advertising is expected to increase 9% year-over-year and U.S. magazine advertising spending is expected to increase approximately 4% year-over-year in 2006, according to TNS Media Intelligence.

Subscription Services
      The online paid content and services market has grown alongside the growth in Internet usage generally, as an increasing number of consumers have shown a willingness to pay for Internet content and services, including social networking and dating services, business and investment services, including business news and investment advice, and entertainment and lifestyle services, including digital music and film, recipes and other content intended for amusement, leisure and diversion.
      The Online Publishers Association estimates that consumer spending for online content increased 16% year-over-year to $986.8 million in the first half of 2005, the last period for which data was published. Sales in the online personals category during the first half of 2005 increased approximately 8% year-over-year to $245.2 million or 25% of the total.
      According to the Audit Bureau of Circulations, sales of magazine subscriptions in the U.S. totaled $7.2 billion in 2004 or 70% of the $10.3 billion in overall circulation revenue. Copies sold through subscriptions totaled approximately 312 million or 86% of the 363 million copies sold in the U.S.

Transaction Services
      According to the U.S. Department of Commerce, total U.S. e-commerce retail sales increased an estimated 25% year-over-year to approximately $86.3 billion in 2005, well ahead of the 7% growth in total retail sales. This trend reflects the increasing acceptance of the Internet as a channel through which consumers purchase a variety of products and services. With online sales representing less than 3% of total U.S. retail sales of $3.8 trillion, we believe online sales will continue to grow and capture a larger percentage of total retail sales.
      Leisure travel is expected to increase to $674 billion in the U.S. in 2006, according to the Travel Industry Association of America. Of this large and growing market, the cruise industry is among the fastest growing segments. According to the Cruise Lines International Association, the number of passengers in the North American cruise market grew at an annual rate of over 8% from 1980 through 2004. According to this industry source, the average cruiser has taken 3.3 cruises, spends 50% more than non-cruise vacationers, and pays an average of approximately $1,600 per person for the cruise experience, including on-board expenses. Over half of cruisers indicate they expect to take a future cruise within the next three years. Within the cruise industry, we believe that the LGBT market is also growing rapidly. According to market research firm Community Marketing, Inc., 51% of the LGBT population has taken a general-audience or LGBT-targeted cruise compared to less than 20% within the overall U.S. population, and over half of all LGBT vacationers spend, on average, $5,000 or more per person on vacations.

Competitive Strengths
      We believe the following competitive strengths have led to our growth:
      Strong Community Affinity. We believe we have developed a loyal, active community of users, customers, members and subscribers. The viral marketing that occurs through these individuals is an important source of our growth, as increasing social interaction among members within our online community and word-of-mouth in the broader LGBT community help us obtain new and retain previous users and customers across our multiple platforms. We believe the Gay.com domain name is a powerful brand that helps reinforce our position as the leading network of LGBT people in the world. We believe the addition of LPI and RSVP, pioneers in LGBT media and travel, respectively, reinforces our position as a leader in serving the LGBT community.
      Critical Mass. We believe we have built the critical mass of users across multiple properties that is attractive to advertisers, vendors, and consumers alike. Out and The Advocate magazines have the two largest audited paid circulations of any LGBT-focused magazines in the United States, making them attractive vehicles for major national advertisers wishing to reach this audience through print. Similarly, we believe the combined worldwide active member base of Gay.com and PlanetOut.com constitutes the largest network of gay and lesbian people in the world. We have expanded our reach and market position by offering our online services in six languages to members who identify themselves as residing in more than 100 countries through ten localized versions of our Gay.com website. This critical mass helps us grow and serves as a barrier to entry for potential competitors, as new members looking for friendships, dating and long-term relationships are attracted to the large pool of current members on our websites. We also believe the size and attractive demographic characteristics of our global user base is appealing to advertisers who seek multiple, cost-effective ways to target the LGBT market.
      Diversified Revenue Streams. We derive our revenue from a combination of advertising, subscription and transaction services offered through multiple online and offline media properties. Although, in recent years, online premium membership services represented a majority of our revenue, this began to change in the second half of 2005 with the rapid growth of our advertising services and our acquisition of LPI. We further accelerated this diversification with our March 2006 acquisition of RSVP, a leading marketer of gay and lesbian travel and event opportunities. We believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets, take advantage of cross-selling opportunities to our advertising and consumer customers, and more effectively monetize the audiences and traffic that we have built through our various properties. At the same time, our prepaid subscription services, including many with automatic rebilling, provide working capital benefits and improve our ability to predict our near-term revenue.
      Scalable Business Model. We believe we have a business model in which additional revenue can be generated with relatively low increases in our expenses. As with many subscription business models, we believe the marginal cost to us of providing services to each new subscriber is relatively low. At the same time, much of the content accessible through our flagship websites is generated by members and made available at modest incremental cost. By creating additional web pages or chat screens on which we can place advertisements, each additional user on these websites also generates additional advertising capacity at little incremental cost. With the acquisition of LPI, we believe we will be able to leverage this low cost model into other media. For example, by bundling our online and offline subscriptions, we expect to grow our subscription revenue through higher-valued packages for our consumer customers and our page views and circulation base for our advertiser customers. Similarly, we believe we can leverage our numerous marketing and media platforms to grow RSVP’s business with small relative increases in our fixed cost base. The primary increase in the RSVP expenses are expected to come from adding incremental travel and event opportunities, which we expect will provide associated incremental revenue.
      Compelling Features. We offer compelling editorial and programming content to the LGBT community, in print and online, covering topics such as travel, news, entertainment, shopping, business, and health. In addition, we believe our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our online members to generate and share their own content and interact with one another keeps users returning to our websites. Similarly, RSVP offers a unique market focus and itineraries of interest to the LGBT community, resulting in a large number of repeat customers. In turn, all of these features increase user touchpoints and provide us with more opportunities to generate advertising revenue, grow our subscriber base, both online and offline, and increase product and service sales.
Growth Strategy
      Our goal is to enhance our position as a global LGBT-focused market leader by connecting, enriching and illuminating the lives of gay and lesbian people. We intend to achieve this through the following strategies:
      Growing Our User Base Across Multiple Properties. We intend to leverage our critical mass online to increase our overall revenue.

•	Cross-Promote Products and Services. We intend to build on the critical mass that we have developed online through the Gay.com and PlanetOut.com websites and the print leadership that we have acquired through The Advocate and Out magazines by cross-promoting our products and services to the LGBT community. Just as we have traditionally promoted our various advertising, subscription and transaction services through our multiple websites and print properties, we intend to expand this multi-platform, cross-promotional strategy to encompass the various LPI and RSVP properties.

•	Increased Marketing. In addition to cross-promotions through our own properties, we plan to expand our multi-channel marketing programs to help drive the growth of our visitors, members, subscribers, and customers. We plan to continue marketing directly to consumers through targeted online advertising, keyword buys and affiliate programs, as well as through print advertising and advertising in gay and lesbian-identified neighborhoods and other high-traffic neighborhoods that attract a gay audience. We also plan to increase our visibility through sponsorship of, and participation at, community events, such as the Dinah Shore Weekend in Palm Springs, LGBT Pride celebration events, and the 2006 Gay Games in Chicago.

•	New Products and Services. We intend to offer new products and services through our multi-platform network. For example, we plan to launch a new family of products and services service targeted to lesbians. We already serve a large base of women through the PlanetOut.com and Gay.com websites and through our various other media properties. We expect that this new service will capitalize on this foundation and offer a new opportunity for lesbians to come together in an environment specifically designed for them. We also intend to offer new and enhanced social networking features through our existing services, such as blogs, online groups, and new and expanded travel itineraries. By enhancing the functionality of our offerings and expanding our products and services, we believe we can enhance the value of our offerings, attract new users and increase our revenue.

•	International Expansion. With sales from our international subsidiaries accounting for approximately 3% of our total revenue in 2005, we believe international expansion presents a significant growth opportunity. One initiative intended to grow our long-term international revenue was the October 2005 launch of the international gratis campaign. As part of this campaign, during an introductory period, users outside of the United States and Canada are able to access all of our online premium subscription services free of charge. While this campaign has increased our marketing expenses and reduced the short-term growth in our online premium subscription services revenue, it is intended to grow critical mass in international markets and lay the foundation for future international revenue growth from our family of media and entertainment properties. To support the conversion of free users to paid subscribers, we plan to roll out multi-currency payment options that we believe will contribute to growth in our international online subscriber base.
      Capitalizing on Advertising Growth and Relationships. We believe our large user base across multiple properties provides us with significantly greater reach than other LGBT-focused media providers and that we are well positioned to benefit from the growth in advertisers wishing to target the LGBT community. Prior to our acquisition of LPI, both companies had numerous, unique advertising relationships many of which we believe we can leverage across our multiple properties. In addition, by promoting packages that include, among others, Internet, print, e-mail, direct mail, and event advertising opportunities, we believe we can differentiate our products and more effectively serve our advertising clients. Furthermore, by promoting member-generated content and cross-purposing content across our various properties, we can add new pages to our websites, grow our advertising inventory and direct our website traffic to those areas that generate higher advertising revenue. And finally, we have launched a localized business directory and local classifieds section to attract smaller advertisers. We believe that our classifieds business is an area for our future growth.
      Leveraging and Growing Our Subscriber Base. Currently, we offer ten different subscription services across multiple properties. By bundling these subscriptions into new and unique packages, we believe we can enhance the total value of the subscription to our users and expand our subscriber base. In some cases, we can also use these bundled packages and special promotions to shift subscribers into longer-term, higher-value plans. For example, during the fourth quarter of 2005, approximately 60% of our online subscribers were enrolled in annual plans, up from only 43% in the fourth quarter of 2004. This contributed to the improvement in our online subscriber churn rate from 9.5% in the fourth quarter of 2004 to 6.7% in the fourth quarter of 2005.
      Leveraging Leadership and Financial Resources into Other LGBT Opportunities. We believe the needs of the LGBT market are underserved compared to those of other niche markets such as the African-American, Asian-American and Hispanic-American markets. As with our recent acquisition of RSVP, we continue to evaluate opportunities to expand further into other LGBT-focused areas, including other online and offline media, subscription and transaction service businesses, through in-house initiatives, strategic partnerships or acquisitions of other businesses. We believe by marketing new products and services to our user base, we may be able to grow our revenue cost-effectively.
Advertising Services
      Advertisers are increasingly targeting demographic niche markets, such as the African-American, Asian-American, and Hispanic-American markets in the United States. A particular targeted audience is often not efficiently reached through general market advertising campaigns or broadcast media. As more advertisers target specific audiences, they are turning to the Internet as a cost effective way to reach their targets. We believe that traditional advertisers are also allocating larger portions of their budgets to the Internet, a trend that we believe will accelerate as the effectiveness of online advertising becomes more widely accepted. The Interactive Advertising Bureau estimates that Internet advertising revenues for 2005 exceeded $12.5 billion, a 30% increase over the previous revenue record of $9.6 billion in 2004. We believe that online advertising will continue to grow and diversify as it captures a larger share of total advertising dollars.
      By offering cross-media solutions that combine the power of online media with print, events, direct mail and other touchpoints, media companies targeting a specific audience segment are well positioned to help advertisers surround and capture a niche market. We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:

•	Focused Advertising. We believe we deliver access to the largest audience of self-identified gay and lesbian people in the world. Our advertising programs allow both large national and international advertisers as well as smaller, local advertisers to reach the LGBT audience in a cost-effective manner. Unlike other vehicles that are just “gay-themed,” our media properties are specifically targeted to the unique needs and interests of the gay and lesbian audience, a group with demographic characteristics that we believe are highly attractive to advertisers.

•	Leading LGBT Media Outlets. In addition to the critical mass that we have developed online through the Gay.com, Out.com, Advocate.com, and PlanetOut.com websites, we also publish leading LGBT print publications, including The Advocate and Out magazines. This combination of leading online and offline media properties is unique in the North America gay and lesbian market.

•	Coordinated, Multi-Platform Campaigns. We are able to leverage our ownership of leading LGBT media properties to offer advertisers coordinated, multi-platform campaigns. Recently, we added to our advertising networks new online and offline vehicles, including 365gay.com, NBC Universal’s Outzonetv.com website from Bravo, and sponsorship of the Gay Games in Chicago and Dinah Shore Weekend.

•	Targeted Campaigns. In addition to offering advertisers the opportunity to reach the broader LGBT audience across multiple platforms, we offer the opportunity to more closely target specific audiences. For example, advertisers have the potential to reach our entire online user base with run-of-site advertisements or to target only those members who share certain common attributes such as age, gender or geographic location. In 2005, we added the ability to target users based on their online behaviors. By dividing our online content offerings into topic sections within channels, we provide our advertisers with the ability to target their marketing efforts further, by sponsoring topic sections or running individual advertisements in channels specifically relevant to their particular products and services or brand strategy. Similarly, through the various LPI properties, we offer advertisers the ability to target members with particular interests such as politics and current events, fashion and entertainment, travel, or specific health issues.

•	Research and Analysis. We engage third parties to conduct independent research on member panels assembled from our online membership base regarding the effectiveness of specific campaigns as well as other matters of interest to our advertisers. Campaign studies examine the effect the campaign had on brand awareness, brand attributes, message association, brand favorability, purchase intent and advertisement recall and can include an analysis of the research and recommendations for future advertising campaigns. In addition to benefiting the advertiser, this type of research helps educate us on how to more effectively position and manage campaigns for our advertisers.

      During the years ended December 31, 2004 and 2005, no single advertiser accounted for more than 10% of our global advertising revenue. Our five largest customer categories by industry accounted for approximately 70% and 69%, respectively, of our global advertising revenue for 2004 and 2005.
      In the United States in 2005, we saw growth in the total number and average size of online campaigns from major advertisers on our flagship websites. We believe growing competition among advertisers for exclusive arrangements on our websites, either by category or channel, has the potential to increase our revenue.
      We market our advertising services through our domestic and international sales force. Our online national sales representatives are focused on specific advertising categories or countries, and sell across our networks in the United States, Europe and Latin America. Our local online sales team sells directory listings to small local advertisers. Our national print sales team sells across all of our magazine titles. For large accounts, campaigns are coordinated across multiple media platforms.
      The following is a breakdown of our global advertising revenue for our top ten categories by industry for the year ended December 31, 2005:

Percentage of
Global Advertising
Category	Revenue in 2005

Healthcare & Pharmaceutical	20%
Travel	16%
Entertainment	14%
Automotive	11%
Finance	8%
Telecommunications & Internet	7%
Consumer Packaged Goods	6%
Electronics	5%
Food/ Beverages	5%
Retail/ Fashion	4%

Subscription Services
      We offer our customers ten separate subscription services across both our online and offline properties. Of these, Gay.com, Out and The Advocate have the largest paid subscriber bases. Increasingly, we are developing new bundled packages of our various subscription services to increase their value to our customers and to generate additional subscribers, circulation and revenue.
      We have offered Gay.com members a free, real-time chat service since 1996. We launched the PlanetOut.com personals service in 1997, and we believe PlanetOut.com was the first website of significant size to offer free personals specifically tailored to the LGBT community. In 2001, we created our paid premium membership services, Gay.com Premium Services and PlanetOut PersonalsPlus. Since we introduced our online premium membership services, our subscribers have grown to approximately 157,400 as of December 31, 2005.
      We do not charge fees for registering as a member or creating a profile on either Gay.com or PlanetOut.com, but non-subscribers have limited access to member profile photographs, may only perform basic profile searches and have limited access to chat services. By joining our paid premium membership services, a Gay.com Premium Services or PlanetOut PersonalsPlus subscriber may reply to an unlimited number of profiles, bookmark and block profiles, perform advanced profile searches and view all full-sized photographs posted by other members. In addition, we frequently offer other benefits with premium membership, including free subscriptions to magazines, such as The Advocate, Cargo, Details, Men’s Fitness and Out and others, for our Gay.com subscribers. We believe these types of additional premium offerings serve as an inducement for free members to convert to paying subscribers and for lower-priced, shorter-term subscribers to convert to higher-priced, longer-term plans for which we frequently offer more incentives. We are actively working to add new promotional items to our subscription bundle to further enhance the value of our subscription services.
      We currently offer both Gay.com Premium Services and PlanetOut PersonalsPlus under tiered subscription plans. Subscriptions to Gay.com Premium Services begin at $9.95 for a seven-day trial, with $19.95 for a monthly subscription, $42.95 for a quarterly subscription and $89.95 for an annual subscription. Subscriptions to PlanetOut PersonalsPlus begin at $4.95 for a three-day trial, with $12.95 for a monthly subscription, $29.95 for a quarterly subscription and $69.95 for an annual subscription. Periodically, we also offer discounted or free trial subscriptions to these services. We renew and re-bill all premium membership subscriptions on Gay.com and PlanetOut.com automatically, unless the subscription is affirmatively cancelled. We reduced our average churn rate to 6.7% for the quarter ended December 31, 2005, down from 9.5% for the quarter ended December 31, 2004.
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
      While both services are available to anyone, Gay.com’s subscriber base is more heavily male and PlanetOut.com’s includes a higher percentage of females. As of December 31, 2005, approximately 95% of subscribers on Gay.com identified themselves as male and on PlanetOut.com, 54% of subscribers identified themselves as female. As of December 31, 2005, 9% of our Gay.com paid subscribers identified themselves as residing outside the United States. PlanetOut.com is offered in English only and its members reside primarily in the U.S.

      In managing our Gay.com and PlanetOut.com premium membership services, we track a number of operating metrics, including the following:
Gay.com and PlanetOut.com Premium Membership Service Operating Metrics (excluding free trial promotions)

	2004					2005

	1Q	2Q	3Q	4Q	FY	1Q	2Q	3Q	4Q	FY

Total Subscribers	105,179	110,598	118,392	127,527	127,527	137,500	145,114	153,793	157,360	157,360
Gross Additions	42,635	37,582	41,082	44,219	165,518	44,245	41,370	43,967	34,908	164,490
Total Churn	35,901	32,163	33,288	35,084	136,436	34,272	33,756	35,288	31,341	134,657
Churn Rate	11.8%	9.9%	9.7%	9.5%	10.1%	8.6%	8.0%	7.9%	6.7%	7.9%
Net Additions	6,734	5,419	7,794	9,135	29,082	9,973	7,614	8,679	3,567	29,833
      We have calculated these metrics using the following definitions:

•	Total Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross Additions during a period equals Net Additions plus Total Churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of paid promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions and free promotional subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions: Total Subscribers at the end of the period minus the Total Subscribers at the beginning of the period.
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
      However, because free subscribers do not count toward our definition of Total Subscribers, we exclude them from our definition of Total Churn.
      We are paid up-front for premium memberships, and we recognize subscription revenue ratably over the subscription period. As of December 31, 2004 and 2005, deferred revenue related to premium membership subscriptions totaled approximately $3.3 million and $4.1 million, respectively. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.
      As our business has evolved, we have provided operating metrics on those products and services that we believe will provide investors with a better understanding of our overall business performance. With our recent acquisition of LPI, the growth in the total number of our paid subscription services from two to ten, and the increase in bundled subscriptions across our multiple products and service lines, we do not anticipate providing separate operating statistics for our Gay.com and PlanetOut.com premium membership services in 2006.
      The properties that we acquired from LPI included a number of additional subscription services. As of December 31, 2005, the largest of these were Out magazine, with approximately 121,200 paid subscribers, and The Advocate magazine, with approximately 119,800 paid subscribers. In January 2006, we began offering Out magazine as a bundled product with our Gay.com Premium Services in the United States. As a result, in January and February 2006, we were able to increase the subscription base for Out and The Advocate by approximately 8,200 new subscribers, of which over 93% were new orders. We expect to continue to develop additional subscription bundles to offer to our users.
      We market our subscription services in the United States and internationally through a broad spectrum of advertising tools, including keyword and other online advertising, affiliate relationships, print and outdoor advertising, events, word-of-mouth, direct and e-mail marketing, contests and other promotional activities.
Transaction Services
      We offer products and services of interest to the LGBT community through multiple e-commerce websites, including Kleptomaniac.com and Buygay.com. To increase our revenue, we are also capable of taking mail and phone orders for some products that we offer. The products we sell through these sites include clothing, such as t-shirts and designer jeans, fashion accessories, such as watches and other jewelry, and DVDs and videotapes, such as the Queer as Folk and The L Word compilations and the soon-to-be released Brokeback Mountain DVD. We hold inventory for a portion of the products that we sell, such as CDs, DVDs and videotapes, at our on-site fulfillment centers in San Francisco and Los Angeles. For other products, such as fashion products and accessories, we have historically engaged third-party vendors to hold inventory and fulfill orders. We believe these arrangements allow us to reduce buying and fulfillment costs and the risk of holding unwanted inventory. We advertise these transaction services primarily through our own properties, including our websites and magazines. We also recognize transaction services revenue from third-party vendors and magazine newsstand sales.
      As a result of our recent RSVP acquisition, we expect to increase our transaction service revenue in both absolute dollars and as a percentage of our overall revenue. Through RSVP, we will be able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on land, at resorts, and on cruises, by contracting with third-parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties, and events, and markets these enhanced vacation packages to the gay and lesbian audience.
Product Development and Technology
      Our product development and technology teams have introduced features that are intended to enhance and integrate our web-based member services, while addressing numerous externally driven initiatives regarding legal and industry standard compliance. In 2005, we introduced features such as our video center, improved mass e-mailing functionality to facilitate our communications to members, and a streamlined registration process. We also upgraded our websites for improved user flow tracking and analysis, and enabled new ways of integrating advertising to drive clicks and conversions to our services and to those of our advertisers.
      We plan to introduce new features such as a website specifically designed for lesbians; expanded and integrated e-commerce services; a re-architected member connection suite for e-mail, instant messaging, and chat; expanded capabilities related to member-generated content; and enhancements to our international sites, including support for multi-currency, improved locations handling and an upgraded and enhanced local listings product featuring more localized content. We also plan to move, over time, toward integration of our technology platforms across all our web properties.
      Our capital expenditures are primarily focused on supporting the growth of our member services, growth that results both from heightened traffic and the introduction of new features and functions. We strive to centralize our business in many classes of hardware and software with a single primary vendor when we believe it is feasible and cost-effective to do so. By reducing the number of types of systems we use, we believe we are better able to manage our systems and achieve attractive pricing with vendors with whom we have established relationships.
      Our basic network infrastructure utilizes redundant, low-cost single processor servers supported by high-capacity, high-performance database, application, and file servers from established vendors to handle our critical processes. We primarily utilize open source software and widely scalable, low-cost servers to reduce cost and enable us easily to expand technological capacity to handle increased load. We track and monitor the growth of traffic on our websites and strive to maintain reserve capacity for extraordinary loads. We attempt to streamline and consolidate our technology as we upgrade our equipment to increase capacity. We believe our infrastructure allows us to scale and grow our online business at relatively low cost and with little disruption to our members.
      We employ several methods to protect our computer networks from damage, power interruption, computer viruses and security breaches that would result in a disruption of service to our members. Our “hosted” computer network, located in San Jose and operated by a third-party vendor, provides the primary services that we offer to the public on our flagship websites. The computer equipment in our hosted network is located in an industrial-grade server room with on-site security systems and redundant uninterruptible power supply units, as well as smoke detection and fire suppression systems. The equipment is also largely deployed in a redundant configuration, designed to prevent any single computer failure from interrupting the services available on our websites. Although our hosted network currently has a single connection to the Internet, in order to reduce the risk of interruption of our member services resulting from Internet connection failure, we expect to install a second network connection to provide redundancy. This network is intended to be protected from security breaches by a firewall, including anti-virus protection. In addition, to provide further security, we implemented an intrusion detection system in 2005.
International Operations
      We have offices in London and Buenos Aires that help support our various services, particularly the localized versions of our Gay.com site. These localized versions specifically target ten distinct international markets or segments: UK and Ireland, Spain, Italy, Germany, France, Mexico, Brazil, Argentina, Latino (a general Latin American site) and Australia. We also own an interest in Gay.it S.p.A, an Italian company, which, until December 2005, we used to help promote our membership and premium membership services to Italian users through the Gay.it website.
      The staff in the London office helps market our global services and provides content and sells advertising for the UK and Ireland site, our largest international Gay.com site by revenue. In addition to offering Gay.com membership and premium membership services to users in the UK and Ireland, that site is a content portal offering editorial coverage of topics designed to appeal to the interests of gay and lesbian online users in those regions. Our London office has an editorial and advertising sales staff that supports this media business. In addition to editorial and sales staff, all European marketing is based out of our London office. We coordinate a range of traditional direct marketing activities in all of our European markets through London-based staff.
      The staff in the Buenos Aires office handles Latin American and Australian marketing, as well as international marketing operations and advertising sales for all of Gay.com’s non-European international sites. We also have a portion of our customer care services staff located in the Buenos Aires office.
      Like the UK and Ireland site, two additional sites, Mexico and Australia, offer produced content, along with user-generated content, designed to appeal to the interests of gay and lesbian online users in those regions, in addition to the Gay.com basic and premium membership services. The remaining international sites (Brazil, Spain, France, Italy, Argentina, Germany, and Latino) currently offer only Gay.com basic and premium membership services. These services are run by management located in the United States with support from staff in our Buenos Aires and London offices.

      Since October 2005, all of our international sites have offered the gratis promotion that allows users from qualified international countries to access all Gay.com premium membership services free of charge. This effort is designed to further build critical mass in international markets and pave the way for future growth.
      We believe significant growth opportunities exist for us in international markets, including in Europe, Asia and Latin America. In certain markets, we believe we are a leader in the LGBT media market and have sufficient critical mass to take advantage of growth opportunities there. In other markets, we continue to look for ways to leverage our knowledge of the LGBT community and our leading position elsewhere to explore and capture growth opportunities.
Competition
      We operate in a highly competitive environment. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks, and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and offline content providers, including large media companies such as Yahoo!, MSN, Time Warner and Viacom, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space.
      We believe that the primary competitive factors affecting our business are quality of content and service, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can.
Intellectual Property
      We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have registered several trademarks in the United States, including “PlanetOut,” “PlanetOut and Design,” “Gay.com and Design,” “Out,” “Out Traveler,” “Advocate,” “Kleptomaniac” and “OUT & ABOUT.” We have registered or applied for additional protection for several of these trademarks in some relevant international jurisdictions. Even if these applications are allowed, they may not provide us with a competitive advantage. To date, we have relied primarily on common law copyright protection to protect the content posted on our websites. Our printed publications are protected by copyrights registered with the U.S. Copyright office. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.
Employees
      As of December 31, 2005, we had 292 full-time employees worldwide, including eleven full-time employees in the United Kingdom and 21 in Argentina. We utilize part-time and temporary employees to handle overflow work and short-term projects. As of December 31, 2005, we had 13 part-time or temporary employees. None of our employees is unionized, and we believe that we have good relations with our employees.
Executive Officers
      The following table sets forth information regarding our executive officers as of March 1, 2006:

Name	Age	Position

Executive officers
Lowell R. Selvin	46	Chairman of the Board and Chief Executive Officer
Jeffrey T. Soukup	40	Chief Operating Officer, Executive Vice President, Treasurer and Secretary
Mark D. Elderkin	42	President
Daniel J. Miller	39	Chief Financial Officer, Senior Vice President
Donna L. Gibbs	45	Senior Vice President, Consumer Marketing and Commerce
Peter Kretzman	49	Chief Technology Officer and Senior Vice President
      Lowell R. Selvin has served as the Chairman of our board since August 2003 and as our Chief Executive Officer since July 1999, when he joined our predecessor company, Online Partners.com, Inc. (parent company of Gay.com), as CEO. He subsequently became CEO of PlanetOut Inc. following the acquisition of PlanetOut Corporation by Online Partners in April 2001. Prior to joining PlanetOut, Mr. Selvin was Chief Executive Officer and a member of the board of directors of Arbonne International, a direct sales company. Previously, he was a Practice Director and firm-wide leader for Arthur Andersen Business Consulting in Strategic Planning, a co-founder, Executive Vice President and Director for Degree Baby Products, a consumer products company that was acquired by Johnson & Johnson, and Director of Operations and Customer Service for a high technology business serving the Fortune 500 that was acquired by Telecredit/ Equifax. Among other civic involvements, Mr. Selvin is a founding member and Chairman of the Gay and Lesbian Network of the Young Presidents’ Organization, serves on the advisory board of the Gay & Lesbian Athletics Foundation and is the Advisory Board Chair for the Hebrew Union College’s Institute for Judaism and Sexual Orientation and has served on the boards of directors of the Los Angeles Gay & Lesbian Center, West Hollywood’s Congregation Kol Ami and the Child Guidance Centers of Orange County California. Mr. Selvin holds an interdisciplinary B.S. combining studies in Physiological Psychology and Aeronautical and Astronautical Engineering from the University of Illinois.
      Jeffrey T. Soukup has served as our Chief Operating Officer and Executive Vice President since December 2005, after having previously also served as our Chief Financial Officer until February 2006. Mr. Soukup originally joined our predecessor company Online Partners.com Inc. in August 2000 as its Chief Financial Officer and Senior Vice President, Administration. From August 1999 until August 2000, Mr. Soukup served as Vice President in the consumer services and business development divisions of ChannelPoint, Inc., a business-to-business Internet-based finance company. From July 1998 until August 1999, Mr. Soukup was a Vice President of GE Equity, the private equity arm of the General Electric Corporation and, prior to that, was a co-founder of Stamos Associates, Inc., a healthcare consulting business which was acquired by Perot Systems Corporation. Previously, Mr. Soukup was legislative counsel to Senator Bill Bradley, a Senior Associate at Booz-Allen & Hamilton Inc., a consulting firm, and an associate at the law firm of Kirkland & Ellis. Mr. Soukup sits on the board of directors of the Gay and Lesbian Alliance Against Defamation (GLAAD) and was a co-chair of the board of directors of the Gay and Lesbian Victory Fund. He holds a B.A. in International Relations and a M.A. in International Policy Studies from Stanford University and a M.B.A. with a concentration in Finance and a J.D. from the University of Chicago.
      Mark D. Elderkin has served since November 2003 as our President, in which role he focuses on business development and our online media and advertising services. From April 2001 until November 2003, Mr. Elderkin served as our Chief Revenue Officer. He served as President and Chief Operating Officer of Online Partners from January 1999 until April 2001. From July 1994 until January 1999, Mr. Elderkin served as President and Chief Executive Officer of PrideCom Productions LLC and PrideCom Productions, Inc., the operator of Gay.com, which he co-founded and which was acquired by Online Partners. Mr. Elderkin has held product management positions with RadioMail Corporation, CellNet Data Systems and Network Equipment Technologies. Mr. Elderkin holds a B.S. in Systems Engineering from Boston University and a M.B.A. with a concentration in International Marketing from the Haas School of Business at the University of California, Berkeley.
      Daniel J. Miller has served as our Chief Financial Officer, Senior Vice President since February 2006. Prior to joining us, Mr. Miller served as the Vice President, Finance and Administration at Predicant Biosciences, Inc., a life science company based in South San Francisco, a position he held from June 2002 to December 2005. From October 2000 to May 2002, Mr. Miller was the Vice President, Finance and Operations for Photuris, Inc., a telecom equipment company now owned by Meriton Networks. Prior to that, Mr. Miller served as corporate controller for Extreme Networks, Inc., held a treasury position at Genentech, Inc. and was an auditor for Deloitte & Touche. Mr. Miller is a C.P.A. and holds a bachelor’s degree from John Carroll University and a M.B.A. degree in finance from Carnegie Mellon University.
      Donna L. Gibbs has served since January 2005 as our Senior Vice President, Consumer Marketing and Commerce, overseeing our premium subscription services and e-commerce businesses, as well as our marketing communications functions. Ms. Gibbs joined PlanetOut as Senior Vice President, Corporate Marketing and Communications in July 2004. From January 2002 until June 2004, she was an independent marketing communications and brand strategy consultant. From August 1998 until August 2001, Ms. Gibbs served as Executive Vice President, Western Region, for Weber Shandwick Worldwide, a high technology marketing communications firm. Previously, Ms. Gibbs was also a founding partner in Insync Communications, a high technology consulting company acquired by Waggener-Edstrom, a public relations firm, and served as Vice President, Corporate Communications for Nike, Inc., a sports and fitness company, and as Director, Public Relations for Mattel Toys. Ms. Gibbs holds a B.A. in Communications Arts and Sciences from Michigan State University.
      Peter Kretzman currently serves as our Senior Vice President and Chief Technology Officer. Mr. Kretzman joined PlanetOut as Senior Vice President and Chief Technology Officer in July 2005. From November 2004 until June 2005, Mr. Kretzman was Chief Technology Officer for Compography, Inc., an early-startup software developer. From March 2003 until September 2004, Mr. Kretzman was Senior Vice President of Information Technology at Classmates Online, Inc., an online community connecting more than 38 million members. Mr. Kretzman was the Vice President of Information Systems and Technology for The Cobalt Group, Inc., which develops and hosts integrated e-business solutions for the automotive retail market, from December 2001 until March 2003. Prior to that, from January 1998 to October 2001, he was a co-founder and partner in Management Bridge International LLC, a transitional management services firm providing interim active senior management for its clients and has architected, implemented and operated internal and customer-facing systems in a wide array of companies, such as: AT&T Wireless, IT management at F5 Networks and development at Getty Images’ PhotoDisc. Mr. Kretzman has also held additional programming and IT management positions at Pacific Gas and Electric and Grumman Aerospace Corp., and chaired the SAS Users Group International Conference. Mr. Kretzman holds a bachelor’s degree in English and German Literature from Stanford University and a master’s degree in English from the University of California, Berkeley.
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

Item 1A.     Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
      We have experienced significant net losses and we may continue to incur losses in the future given our anticipated increase in sales and marketing expenditures. As of December 31, 2005, our accumulated deficit was approximately $34.6 million. Although we had positive net income in the year ended December 31, 2005, we may not be able to sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
      Because the largest portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers.
      Our current online content, shopping and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members. If there is a delay in our plan to improve and consolidate these platforms, and this delay prevents or delays the development or integration of new features or enhancements to existing features, our subscriber growth could slow. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
      While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. Subscribers cancel their subscription to our services for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service or publication is a poor value and that customer service issues are not satisfactorily resolved. We also believe that online customer satisfaction has suffered as a result of the presence in the chat rooms of our websites of adbots, which are software programs that create a member registration profile, enter a chat room and display third-party advertisements. Online members may decline to subscribe or existing online subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel their subscription, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace canceled subscribers with new subscribers, which will harm our financial condition.
Our limited operating history makes it difficult to evaluate our business.
      As a result of our recent growth and limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause us to grow slower or our net profit to be smaller than expected, which could cause a decline in our stock price.
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
      We have significantly expanded our operations and anticipate that further expansion will be required to address current and future growth in our customer base and market opportunities. Our expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand our marketing efforts, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with our online subscriber and member growth, members using our online services may experience degraded performance and our online subscriber growth could slow and our revenue may decline.
If we are unable to successfully expand our international operations, our business will suffer.
      We offer services and products to the LGBT community outside the United States, and we intend to continue to expand our international presence, which may be difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than Internet infrastructure in the United States. In October 2005, we began offering our online premium services free of charge for a limited time in some international markets in an effort to develop critical mass in those markets. Expansion into international markets requires significant resources that we may fail to recover by generating additional revenue.
      If we are unable to successfully expand our international operations, if our limited time offer of free online premium services to some international markets fails to develop critical mass in those markets, or if critical mass is achieved in those markets and members are then unwilling to pay for our online premium services after the limited time offer of free premium services ends, our revenue may decline and our profit margins will be reduced.
Recent and potential future acquisitions could result in operating difficulties and unanticipated liabilities.
      In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In order to address market opportunities and potential growth in our customer base, we anticipate additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Such acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. Our recent acquisitions of LPI and RSVP and other potential future acquisitions may be associated with a number of risks, including:

•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we have acquired from LPI and RSVP;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition, such as various regulations that may become applicable to us as a result of our acquisition of LPI, including the acquisition of a related entity that produces some content and other materials intended for mature audiences; and

•	the impact of known or unknown liabilities associated with the acquired businesses.
      If we are unable to successfully address these or other risks associated with our recent acquisitions of LPI and RSVP or potential future acquisitions, we may be unable to realize the anticipated synergies and benefits of our acquisitions, which could adversely affect our financial condition and results of operations. In addition, the businesses we recently acquired from LPI and RSVP are in more mature markets than our online businesses. The value of these new businesses to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases, we can increase revenues in the newly acquired businesses. If this cross-marketing is unsuccessful, or if revenue growth in our acquired businesses is slower than expected, our financial condition and results of operation would be harmed.
If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.
      Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. Disruptions in our senior executive team could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
Our success depends, in part, upon the growth of Internet advertising and upon our ability to accurately predict the cost of customized campaigns.
      Online advertising represents a significant portion of our advertising revenue. We compete with traditional media including television, radio and print, in addition to high-traffic websites, such as those operated by Yahoo!, Google, AOL and MSN, for a share of advertisers’ total online advertising expenditures. We face the risk that advertisers might find the Internet to be less effective than traditional media in promoting their products or services, and as a result they may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and historically have not devoted a significant portion of their advertising expenditures to Internet advertising. Additionally, filter software programs that limit or prevent advertisements from being displayed on or delivered to a user’s computer are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect Internet advertising. Our business could be harmed if the market for Internet advertising does not grow.
      Currently, we offer advertisers a number of alternatives to advertise their products or services on our websites, in our publications and to our members, including banner advertisements, rich media advertisements, traditional print advertising, email campaigns, text links and sponsorships of our channels, topic sections, directories, sweepstakes, awards and other online databases and content. Frequently, advertisers request advertising campaigns consisting of a combination of these offerings, including some that may require custom development. If we are unable to accurately predict the cost of developing these custom campaigns for our advertisers, our expenses will increase and our margins will be reduced.

If advertisers do not find the LGBT market to be economically profitable, our business will be harmed.
      We focus our services exclusively on the LGBT community. Advertisers and advertising agencies may not consider the LGBT community to be a broad enough or profitable enough market for their advertising budgets, and they may prefer to direct their online and offline advertising expenditures to larger higher-traffic websites and higher circulation publications that focus on broader markets. If we are unable to attract new advertisers, if our advertising campaigns are unsuccessful with the LGBT community or if our existing advertisers do not renew their contracts with us, our revenue will decrease and operating results will suffer.
Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.
      Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members ability to send and receive email. Any successful attempt by hackers to disrupt our websites services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
      Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and offline content providers, including large media companies such as Yahoo!, MSN, Time Warner and Viacom, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.
      We believe that the primary competitive factors affecting our business are quality of content and service, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can. Increased competition may result in reduced operating margins, loss of market share and reduced revenue.

If we are unable to protect our domain names, our reputation and brand could be harmed if third parties gain rights to, or use, these domain names in a manner that would confuse or impair our ability to attract and retain customers.
      We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, Kleptomaniac.com, Out.com and Advocate.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. For example, the injunction issued in the DIALINK matter has forced us to temporarily change our domain name in France during our appeal of that decision and may make it more difficult for French users to find our French website. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu, in addition to currently available domains such as .biz, .net or ..tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
If we fail to adequately protect our trademarks and other proprietary rights, or if we get involved in intellectual property litigation, our revenue may decline and our expenses may increase.
      We rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright and trade secret protection laws, to protect our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brands and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers and other customers may suffer, resulting in loss of revenue.
      The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. We may also attract claims that our print and online media properties have violated the copyrights, rights of privacy, or other rights of others. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. For example, the injunction issued in the DIALINK matter has forced us to temporarily change our domain name in France during our appeal of that decision and may make it more difficult for French users to find our French website. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.

Existing or future government regulation in the United States and other countries could limit our growth and result in loss of revenue.
      We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:

•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an e-mail message to an address on that state’s registry if the e-mail message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the Act because a portion of one of the businesses we acquired in the LPI acquisition is primarily involved in production of adult content. Enforcement of these regulations has been stayed pending resolution of a legal challenge to their constitutionality on the grounds that the regulations exceed the DOJ’s statutory authority and violate First Amendment and privacy rights, among others. If the legal challenge is unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and/or we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. Further, if our members and subscribers feel these additional registration and recordkeeping processes and procedures are too burdensome, this may result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations.

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
      Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service centers. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.
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
Adult content in our media properties may be the target of negative publicity campaigns or subject us to restrictive or costly regulatory compliance.
      A portion of the content of our media properties is adult in nature. Our adult content increased significantly as a result of our November 2005 acquisition of assets from LPI, which included several adult-themed media properties. Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we are a provider of adult content. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because of our adult content, which, in turn, may hurt the value of our stock. Additionally, future laws or regulations, or new interpretations of existing laws and regulations, may restrict our ability to provide adult content, or make it more difficult or costly to do so, such as the regulations recently adopted by the DOJ purporting to implement the Child Protection and Obscenity Act of 1988.
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
      We also do not currently collect sales, use or other similar taxes for sales of our subscription services or for physical shipments of goods into states other than California and New York. In the future, one or more local, state or foreign jurisdictions may seek to impose sales, use or other tax collection obligations on us. If these obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into that state or jurisdiction as the effective cost of purchasing goods or services from us will increase for those residing in these states or jurisdictions.
We are exposed to pricing and production capacity risks associated with our magazine publishing business, which could result is lower revenues and profit margins.
      As a result of our November 2005 acquisition of assets from LPI, we publish and distribute magazines, such as The Advocate, Out, The Out Traveler and HIVPlus, among others. The commodity prices for paper products have been increasing over the recent years, and producers of paper products are often faced with production capacity limitations, which could result in delays or interruptions in our supply of paper. In addition, mailing costs have also been increasing, primarily due to higher postage rates. If pricing of paper products and mailing costs continue to increase, or if we encounter shortages in our paper supplies, our revenues and profit margins could be adversely affected.

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
In the event of an earthquake, other natural or man-made disaster, or power loss, our operations could be interrupted or adversely affected, resulting in lower revenue.
      Our executive offices and our data center are located in the San Francisco Bay area and we have significant operations in Los Angeles. Our business and operations could be disrupted in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, acts of terrorism, break-ins or similar events. Because our California operations are located in earthquake-sensitive areas, we are particularly susceptible to the risk of damage to, or total destruction of, our systems and infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling blackouts. If rolling blackouts or other disruptions in power occur, our business and operations could be disrupted, and we will lose revenue. Revenue from our recently acquired RSVP travel business depends in significant part on ocean-going cruises, and could be adversely affected by hurricanes, tsunamis and other meteorological events affecting areas to be visited by future cruises. Our travel business could also be materially adversely affected by concerns about communicable infectious diseases, including future varieties of influenza.
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
      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, our management is required on an ongoing basis to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluations. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and will continue to require, the commitment of significant financial and managerial resources. If we fail to timely complete these evaluations, or if our independent registered public accounting firm cannot timely attest to our evaluations, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.
Our stock price may be volatile and you may lose all or a part of your investment.
      Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through December 31, 2005, the closing sale prices of our common stock on the Nasdaq ranged from $6.25 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts and the operating and stock price performance of other companies that investors or analysts deem comparable to us.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We are headquartered in San Francisco, California and currently lease approximately 56,000 square feet at our headquarters facility. Our lease runs through 2012 and we have an option to terminate the lease effective January 2010 with proper notice for a fee. We also lease two additional offices each in Los Angeles, out of which we operate many of the functions supporting the publications produced by our LPI subsidiary, and New York, out of which we operate our PlanetOut Inc. advertising sales and support and other LPI support functions. We support our international operations out of offices we lease in London and Buenos Aires. We believe that our existing facilities are adequate to meet current requirements and are currently exploring the option of consolidating some of our offices. We believe that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.
      For a discussion of the accounting treatment of our leased corporate headquarters, see “Note 7 — Commitments and Contingencies” of the notes to our Consolidated Financial Statements, which we incorporate by reference herein.

Item 3.	Legal Proceedings
      In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $59,000 at December 31, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may make it more difficult for French users to locate our French website. We have accrued the full damage award and, in January 2006, appealed the French court’s decision.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on The Nasdaq Global Market under the symbol “LGBT.” Public trading of our common stock commenced in October 2004 and there was no public market for our stock prior to that time. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low

2004
Fourth Quarter	$14.26	$8.45
2005
First Quarter	$13.65	$8.10
Second Quarter	9.77	6.12
Third Quarter	10.39	7.31
Fourth Quarter	8.99	6.83
On March 1, 2006, the closing sales price of our common stock was $9.37 per share.
      As of March 1, 2006, there were approximately 200 holders of record of our common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

      We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
      For information of securities authorized for issuance under our equity compensation plans, refer to Item 12, Part III.
Unregistered Sales of Equity Securities and Use of Proceeds
      On October 13, 2004, a registration statement on Form S-1 (No. 333-114988) was declared effective by the Securities and Exchange Commission, pursuant to which 5,347,500 shares of common stock were offered and sold by us at a price of $9.00 per share, generating total proceeds, net of underwriting discounts and commissions and issuance costs of approximately $42.9 million. In connection with the offering, we incurred approximately $2.9 million in underwriting discounts and commissions and approximately $1.9 million in other related expenses. The managing underwriters were SG Cowen & Co., LLC, RBC Capital Markets Corporation and WR Hambrecht + Co, LLC. We have used the net proceeds from our initial public offering to invest in short-term, investment grade interest-bearing securities, to pay off the principal and interest under our senior subordinated promissory note, for acquisitions and for working capital needs. We may use a portion of the net proceeds to acquire or invest in products and technologies that are complementary to our own, although no portion of the net proceeds has been allocated for any specific acquisition. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of PlanetOut or their associates, persons owning 10% or more of any class of our or our affiliates’ equity securities.
      From the time of receipt through December 31, 2005, the proceeds of our public offering were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5,031,000 and $25,546,000 for the acquisition of the assets of LPI. The remaining proceeds of $12,323,000 are being used as working capital and are included within cash and cash equivalents. We expect that the use of the remaining proceeds will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.

Repurchases of Equity Securities

(d)
			(c)	Maximum Number
			Total Number of	(or Approximated
	(a)	(b)	Shares Purchased	Dollar Value) of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased(1)	per Share	or Programs	the Plan or Program

October 1, 2005 - October 31, 2005	—	—	—	—
November 1, 2005 - November 30, 2005	—	—	—	—
December 1, 2005 - December 31, 2005	—	—	—	—

(1)	Any of the repurchases were pursuant to contractual rights of PlanetOut to repurchase shares of its capital stock from employees in connection with the termination of employment. PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 6.	Selected Financial Data
      The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2004 and 2005 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data as of December 31, 2001 and 2002, and 2003 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,

	2001(1)	2002	2003	2004	2005

	(In thousands, except per share amounts)
Revenue:
Advertising services	$3,602	$4,227	$4,626	$6,541	$11,724
Subscription services	2,459	8,030	12,727	16,775	21,135
Transaction services	1,148	1,700	1,746	1,646	2,732

Total revenue	7,209	13,957	19,099	24,962	35,591

Operating costs and expenses:
Cost of revenue	7,034	6,056	6,194	7,503	11,787
Sales and marketing	6,183	5,622	6,135	8,250	10,834
General and administrative(2)	3,397	6,730	3,566	4,169	6,468
Stock-based compensation(*)	759	741	1,597	2,134	999
Depreciation and amortization	5,480	2,615	2,030	2,457	3,460

Total costs and expenses	22,853	21,764	19,522	24,513	33,548

Income (loss) from operations	(15,644)	(7,807)	(423)	449	2,043
Equity in net loss of unconsolidated affiliate(3)	(356)	(22)	(59)	(94)	(57)
Interest expense	(502)	(112)	(193)	(1,077)	(238)
Other income (expense), net	51	96	72	210	1,199

Income (loss) before income taxes	(16,451)	(7,845)	(603)	(512)	2,947
Provision for income taxes	(9)	(9)	(149)	(25)	(207)

Net income (loss)	(16,460)	(7,854)	(752)	(537)	2,740
Accretion on redeemable convertible preferred stock	(940)	(1,709)	(1,729)	(1,402)	—
Net gain on exchange of preferred stock and warrants in connection with recapitalization	10,392	—	—	—	—

Net earnings (loss) attributable to common stockholders	$(7,008)	$(9,563)	$(2,481)	$(1,939)	$2,740

Net earnings (loss) per share:
Basic	$(6.27)	$(6.17)	$(1.53)	$(0.40)	$0.16

Diluted	$(6.27)	$(6.17)	$(1.53)	$(0.40)	$0.15

	Year Ended December 31,

	2001(1)	2002	2003	2004	2005

	(In thousands, except per share amounts)
Weighted-average shares used to compute net earnings:
Basic	1,118	1,551	1,624	4,837	17,116

Diluted	1,118	1,551	1,624	4,837	18,192

(*) Stock-based compensation is allocated as follows (see Note 12):

Cost of revenue	$661	$255	$502	$565	$177
Sales and marketing	66	117	419	556	254
General and administrative	32	369	676	1,013	568

Total stock-based compensation	$759	$741	$1,597	$2,134	$999

	As of December 31,

	2001(1)	2002	2003	2004	2005

	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$763	$2,082	$2,282	$43,128	$18,461
Working capital (deficit)	(1,082)	(1,751)	(2,804)	39,209	14,761
Total assets	11,170	9,974	10,929	59,208	77,338
Long-term liabilities	343	1,856	545	2,241	10,636
Redeemable convertible preferred stock	33,069	38,034	41,413	—	—
Stockholders’ equity (deficit)	$(22,656)	$(35,142)	$(37,717)	$48,764	$53,052

(1)	The acquisition of PlanetOut Corporation was completed in April 2001.

(2)	Includes a $2,750,000 lease settlement expense in 2002 as further described in Note 8 to the financial statements.

(3)	Represents a minority interest in Gay.it S.p.A., as further described in Note 3 to the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, and contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview
      We are a leading global media and entertainment company serving the LGBT community, a market estimated to have buying power of $610 billion in 2005 in the United States alone. Our products, services and network of media properties, including our flagship websites Gay.com and PlanetOut.com, and The Advocate and Out magazines, allow our members to connect with and learn about other members of the LGBT community around the world.
      In 2005, we focused on three long-term strategic and financial goals:

•	Expand and improve our online services to attract and retain advertising and consumer customers;

•	Expand and diversify our revenue streams to sustain long-term sales and earning growth; and

•	Achieve profitability and operating efficiency targets to increase cash flow and shareholder value.
      On November 8, 2005, we completed the purchase of substantially all of the assets of LPI for approximately $31.1 million in cash and debt plus the reimbursement of certain pre-paid deposits and other expenses totaling approximately $1.0 million. LPI is a leading content provider targeting the gay and lesbian market, distributing more than eight million copies of its magazines each year and offering numerous online services.
      On March 4, 2006, we completed the purchase of substantially all of the assets of RSVP for approximately $6.5 million and assumed liabilities, plus reimbursement of pre-paid expenses, and up to $3.0 million in additional consideration based on achievement of financial performance targets for 2007 and 2008. RSVP is a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations.
      These acquisitions support our strategic plan of building a diversified global media and entertainment company, growing our revenue base, and diversifying our revenue mix among advertising services, subscription services and transaction services.

      The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations:

	Year ended December 31,

	2003	2004	2005

	(As a percentage of
	total revenue)
Consolidated statement of operations data:
Revenue:
Advertising services	24.2%	26.2%	32.9%
Subscription services	66.6	67.2	59.4
Transaction services	9.2	6.6	7.7

Total revenue	100.0	100.0	100.0

Operating costs and expenses (including stock-based compensation expense):
Cost of revenue	35.1	32.3	33.6
Sales and marketing	34.3	35.3	31.2
General and administrative	22.2	20.8	19.8
Depreciation and amortization	10.6	9.8	9.7

Total costs and expenses	102.2	98.2	94.3

Income (loss) from operations	(2.2)	1.8	5.7
Other income (expense), net	(0.9)	(3.8)	2.6

Income (loss) before income taxes	(3.1)	(2.1)	8.3
Provision for income taxes	(0.8)	(0.1)	(0.6)

Net income (loss)	(3.9)%	(2.2)%	7.7%

Comparison of the Years Ended December 31, 2005 and December 31, 2004
     Summary
      Our total revenue was $35.6 million in fiscal 2005, increasing 43% above our prior year’s revenue of $25.0 million, due to growth of advertising services and subscription services, and the incremental effect of the acquisition of LPI. Excluding the effect of the acquisition of LPI, revenue would have increased 22% year-over-year.
      Total operating costs and expenses were $33.5 million, 37% above the prior year total of $24.5 million. This change was primarily due to increases in expenses associated with increases in headcount and salaries, marketing expenses, reporting and compliance expenses due to being a public company, occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, and acquisition-related expenses, as well as the incremental effect of the acquisition of LPI. Our operating costs and expenses increased at a slower rate than our revenue growth primarily due to improving operating leverage across most of our businesses.
      Income from operations was $2.0 million, increasing 355% above the prior year’s income from operations of $0.4 million, due to the increased operating leverage discussed above. Our operating margin was 5.7%, up from the prior year’s operating margin of 1.8%, reflecting the improving revenue growth across most of our businesses, partially offset by higher expenses particularly associated with being a public company and the effect of the acquisition of LPI.
      Included in our 2005 operating expenses are employee stock-based compensation expenses of $74,000 for the accelerated vesting of approximately 720,000 stock options in December, reflecting the increase in the intrinsic value of these options on the date of acceleration, and $526,000, reflecting the remaining balance of unamortized unearned stock-based compensation of these options on the date of acceleration. As of

December 31, 2005, we had zero unearned stock-based compensation. We may recognize additional stock-based compensation expense in the future if we grant additional stock, stock options or other forms of equity-based compensation.
      Management anticipates that revenue will increase in fiscal 2006, primarily due to growth in our organic advertising services, subscription services and transaction services businesses, in part as a result of our planned, international expansion and the launch of our women’s brand, and due to the anticipated incremental effects of the acquisitions of LPI and RSVP.
      We expect our operating income will also increase in fiscal 2006 as we realize additional operating efficiencies in our organic and acquired businesses. For 2006, we anticipate that these gains in operating efficiencies will be partially offset by non-recurring acquisition and business integration costs, higher sales and marketing expenses associated with the expansion of our international businesses and development of our women’s brand, seasonality of the RSVP business, higher depreciation and amortization related to the acquisitions of LPI and RSVP.
     Revenue
      Advertising Services. We had advertising services revenue of $11.7 million in fiscal 2005, an increase of 79% from fiscal 2004. This improvement was due, in part, to growth of the general online advertising industry, deeper penetration into key advertising categories, growth of our subscriber base and the incremental effect of the acquisition of LPI. Excluding the effect of the acquisition of LPI, advertising services revenue increased 36% year-over-year as we successfully attracted greater commitments from advertisers in the entertainment, finance, healthcare and travel sectors. These four categories accounted for approximately $1.9 million, or 90%, of the year-over-year increase in advertising services revenue. Our advertising services revenue accounted for 33% of revenue for 2005, up from 26% for the prior year.
      For fiscal 2006, we expect advertising services revenue to increase over fiscal 2005, in both absolute dollars and as a percentage of our overall revenue as a result of both our organic growth and the effects of the acquisition of LPI.
      Subscription Services. Our subscription services revenue was $21.1 million in fiscal 2005, 26% above the prior year, due to growth in paid subscribers, an increase in the average subscription length in our online services, and the incremental effect of the acquisition of LPI. Excluding the effect of the acquisition of LPI, subscription services revenue grew 20% year-over-year, driven by a 23% increase in global online subscribers to approximately 157,400. Deferred revenue for online subscription services increased 26%, to $4.1 million, as we successfully signed subscribers to annual plans, which accounted for 60% of all subscriptions in the fourth quarter of 2005, up from 43% in the same period during the prior year. For fiscal 2005, subscription services revenues accounted for 59% of revenue, down from 67% for the prior year as a result of the higher growth rate of our organic advertising services, the introduction of the international gratis campaign in the fourth quarter of 2005, and the acquisition of LPI.
      For fiscal 2006, we expect subscription services revenue to increase over fiscal 2005, supported by service enhancements, new product and service introductions, and increased marketing. At the same time, however, we expect the percentage of our overall revenue attributable to subscription services to decrease as a result of even higher growth in our advertising and transaction service lines associated, in part, with the acquisitions of LPI and RSVP.
      Transaction Services. Our transaction services revenue totaled $2.7 million in fiscal 2005, a 66% increase from 2004, primarily due to the incremental effect of the acquisition of LPI. Excluding the effect of the acquisition of LPI, transaction services revenue decreased 13% year-over-year due to the shift in advertising inventory away from Kleptomaniac.com to our third-party advertising clients. Transaction services revenue accounted for 8% of revenue for 2005, up from 7% for the prior year.
      For fiscal 2006, we expect transaction services revenue to increase over fiscal 2005, and the percentage of our revenue attributable to transaction services revenue to increase as a result of the acquisitions of LPI and RSVP.

     Operating Costs and Expenses
      Cost of Revenue. Cost of revenue, including stock-based compensation, was $12.0 million in fiscal 2005, 48% above the prior year due to increases in employee headcount and salaries, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, and the incremental costs of managing the LPI assets. Excluding the incremental costs of managing the LPI assets, in particular the additional print production costs, our cost of revenue increased 13% year-over-year. Cost of revenue associated with the assets acquired from LPI accounts for a higher percentage of total expenses than it does for our online media businesses.
      Cost of revenue was 34% of revenue for 2005, up from 32% in 2004 due to the incremental effect of the acquisition of LPI. Excluding the incremental effect of the acquisition of LPI, cost of revenue as a percentage of revenue improved year-over-year.
      For fiscal 2006, we expect cost of revenue to increase over fiscal 2005 as we continue to invest in human resources and other areas in support of our strategic growth plan, and due to the acquisitions of LPI and RSVP. We expect the percentage of our revenue attributable to cost of revenue to increase in 2006 as a result of the shift in our revenue mix resulting from the acquisitions of LPI and RSVP.
      Sales and Marketing. Sales and marketing expenses, including stock-based compensation, were $11.1 million in fiscal 2005, up 26% from the prior year, due to increases in marketing promotions for the subscription services businesses, increases in employee headcount and salaries, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, and the incremental effect of managing the LPI properties. Excluding the effect of these incremental LPI expenses, sales and marketing expenses increased 18% year-over-year.
      Sales and marketing expenses as a percentage of revenue were 31% for 2005, down from 35% in 2004 as a result of improving operating leverage and the effect of the acquisition of LPI.
      For fiscal 2006, we expect sales and marketing expenses to increase over fiscal 2005 as we continue to invest in marketing activities, particularly in support of the women’s brand launch and our international expansion efforts, and due to the incremental costs of selling and marketing the LPI and RSVP products and services. We expect the percentage of our revenue attributable to sales and marketing to decrease as we begin to leverage operating synergies from our historical business and our acquisitions of LPI and RSVP.
      General and Administrative. Our general and administrative expenses, including stock-based compensation, were $7.0 million for 2005, up 36% from the prior year due to higher expenses associated with increased public company reporting and compliance requirements, higher insurance and risk management expenses, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, the incremental effect of operating the LPI properties, and integration and other expenses associated with the acquisitions of LPI and RSVP. Excluding the incremental effect of LPI, general and administrative expenses increased 25% year-over-year.
      General and administrative expenses as a percentage of revenue were 20% for fiscal 2005, down from 21% in fiscal 2004 as a result of greater operating efficiencies in our general corporate services and the effect of the acquisition of LPI.
      For fiscal 2006, we expect general and administrative expenses to increase over fiscal 2005 as we continue to invest in human resources in support of our strategic growth plan and incur expenses associated with the integration of LPI and RSVP. We expect the percentage of our revenue attributable to general and administrative expenses to decrease as we continue to manage our expenses, see improved economies of scale and scope across multiple products, services and geographies, and begin to leverage operating synergies from our acquisitions of LPI and RSVP.
      Depreciation and Amortization. Depreciation and amortization was $3.5 million for fiscal 2005, up 41% from the prior year, due primarily to increased capital expenditures to support our on-going product development and compliance efforts, and an increase in the amortization of intangible assets associated with the acquisition of LPI. Amortization of intangible assets was $0.2 million due to intangible assets which we capitalized in connection with the acquisition of LPI. Excluding the incremental impact of the acquisition of LPI, depreciation and amortization increased 31% year-over-year.
      For fiscal 2006, we expect depreciation and amortization will increase materially over fiscal 2005 as a result of the acquisitions of LPI and RSVP, and capital investments to support of our strategic growth plan. Depreciation and amortization as a percentage of revenue remained flat at 10% for each of 2004 and 2005.
      Income from Operations. Our income from operations for fiscal 2005 was $2.0 million, an increase of 355% from the prior year. The growth in income from operations was driven by improving margin leverage, a decline in stock-based compensation and the incremental contribution from our acquisition of LPI, partially offset by higher expenses associated with being a public company. Excluding the effect of the acquisition of LPI, our income from operations increased 183% year-over-year.
      For fiscal 2006, we expect operating income to increase over fiscal 2005 as a result of overall revenue growth, continued expense management, improving economies of scale and scope, operating synergies from integrating LPI and RSVP, and the effects of the acquisitions of LPI and RSVP.
     Other Income and Expenses
      Other Income (Expense), Net. Our other income (expense), net was $0.9 million for fiscal 2005 compared to other expense (net) of $1.0 million for the prior fiscal year. The change in other income is primarily due to increased interest income we received during 2005 on our higher cash balance as a result of the completion of our initial public offering in October 2004, as well as lower interest expense in 2005 following the repayment of our senior subordinated promissory note upon completion of our initial public offering.
Comparison of Years Ended December 31, 2004 and December 31, 2003
     Revenue
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
      Advertising Services. Our advertising services revenue increased approximately 41%, from $4.6 million in the twelve months ended December 31, 2003 to $6.5 million in the twelve months ended December 31, 2004. The majority of this increase came from increases in online advertising revenue on our flagship websites, Gay.com and PlanetOut.com. In our non-classified advertising business, the number of accounts decreased while the average account size increased for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003, reflecting both overall growth of online advertising activity and our efforts to concentrate on larger corporate accounts. Other factors that affected our advertising revenue for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003 included:

•	the improvement in the advertising market generally and in the online advertising market specifically;

•	the increasing interest of advertisers in targeting the LGBT community;

•	a high renewal rate, with seven of our top ten advertisers for the three months ended December 31, 2004 coming from renewals by existing advertisers;

•	rising cost per thousand impressions, or CPMs, especially in the first half of 2004;

•	periodic inventory constraints on some of the most in-demand space on our flagship websites, particularly in the three months ended December 31, 2004;

•	periodic advertising capacity constraints during the twelve months ended December 31, 2004 on the most popular areas of our website serving the United Kingdom, uk.gay.com; and

•	our decision to suspend advertising on our French language website, fr.gay.com, in mid-2003.
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
     Operating Costs and Expenses
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

      We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
      Revenue Recognition. We derive our revenue principally from the sale of premium subscription services, banner and sponsorship advertisements and transactions services. To date, the duration of our banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with our services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that we have no significant obligations remaining at the end of a period and collection of the resulting receivables is reasonably assured at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight line basis. Our obligations typically include undertakings to deliver a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of our online properties. To the extent that these minimums are not met, we defer recognition of the corresponding revenue until the minimums are achieved. Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.
      Premium subscription services are generally for a period of one month to two years. Premium subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and within management’s expectations. We update our estimated reserve for magazine subscription cancellations at the time such subscriptions are recorded.
      Transaction service revenue generated from sale of products held in inventory is recognized when the product is shipped net of estimated returns. We also earn commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that although we receive the order and collect money from buyer, we are under no obligation to make payment to the third party unless payment has been received from the buyer and risk of return is also borne by the third party. We record newsstand and books sales revenue net of estimated sales and returns as described further in our discussion of our valuation allowances below.
      Advertising Costs. Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. No advertising costs were amortized in 2003 and 2004. As of December 31, 2004 and 2005, the balance of unamortized direct-response advertising costs was zero and $173,000, respectively and is included in prepaid expenses and other current assets. Total advertising costs in 2003, 2004 and 2005 were $1,067,000, $2,513,000 and $3,260,000, respectively.
      Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of December 31, 2005 was $259,000.
      We accrue an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve in any accounting period. As of December 31, 2004 and 2005, the provision for sales returns and allowances included in accounts receivable, net was zero and $744,000, respectively.

      We have recorded a full valuation allowance of $14.0 million as of December 31, 2005 against our deferred tax assets due to uncertainties related to our ability to realize the benefit of our deferred tax assets primarily from our net operating losses. In the future, if we generate sufficient taxable income and we determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would impact the results of operations in that period.
      Goodwill and Other Long-lived Assets. Our long-lived assets include goodwill, intangibles, property and equipment. We are required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of the enterprise. We complete our annual test as of December 1 and any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. Our test for our 2005 fiscal year showed no impairment.
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
      Capitalized Website Development Costs. We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met and amortize these costs on a straight-line basis over the estimated useful life, generally three years. For 2003, 2004 and 2005 we capitalized $855,000, $1.7 million and $2.0 million, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.
Liquidity and Capital Resources
      The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, certain commitments and acquisitions on our liquidity and capital resources.
      Cash flow from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, and cash, cash equivalents and marketable securities, as reflected in the Consolidated Balance Sheet, are summarized in the table below:

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except percentage of
	total assets)
Net cash provided by (used in) continuing operations
Operating activities	$2,036	$4,301	$5,488
Investing activities	(1,269)	(4,836)	(29,499)
Financing activities	(513)	41,388	(639)
Effect of exchange rate on cash and cash equivalents	(54)	(7)	(17)

Net increase (decrease) in cash and cash equivalents	$200	$40,846	$(24,667)
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$2,282	$43,128	$18,461
Marketable securities

Total cash, cash equivalents and marketable securities	$2,282	$43,128	$18,461
Percentage of total assets	20.9%	72.8%	23.9%

      Cash, cash equivalents and marketable securities as of the end of fiscal 2005, fiscal 2004 and fiscal 2003 were $18.5 million, $43.1 million, and $2.3 million, respectively.
      The decrease in cash and cash equivalents in 2005 was primarily the result of cash used for acquisitions of businesses of $25.5 million, capital expenditures of $4.0 million, and principal payments under capital lease obligations of $1.2 million, partially offset by cash provided by operating activities of $5.5 million and cash provided by the issuance of common stock related to employee stock option exercises of $0.6 million.
      Cash flow from operating activities for 2005 was $5.5 million, driven primarily by growth of our advertising services and subscription services businesses, and the incremental impact of the acquisition of LPI, offset by a $4.0 million increase in accounts receivable and a $0.7 million decrease in accounts payable. Accounts receivable increased to $6.0 million and deferred revenue increased to $8.7 million, primarily as a result of our acquisition of LPI and the overall growth of our businesses. During the twelve months ended December 31, 2004, net cash provided by operating activities was $4.3 million, and was primarily attributable to the growth of our subscription services, offset by $1.6 million in payments for our lease settlement. During the twelve months ended December 31, 2003, net cash provided by operating activities was $2.0 million, primarily attributable to the growth of our subscription services, offset by $1.2 million in payments to settle a lease dispute related to our former San Francisco headquarters facility.
      Cash used in investing activities for 2005 was $29.5 million, of which $25.5 million was used for acquisitions of businesses, and $4.0 million for capital assets. Investments in capital assets were comprised primarily of computer and office equipment and furniture and fixtures. Net cash used in investing activities was $4.8 million in the twelve months ended December 31, 2004, and was primarily attributable to purchases of hardware, software, property and equipment, including $1.7 million of internally developed software, and $1.5 million of investment in furniture and fixtures associated with the move of our corporate headquarters. Net cash used in investing activities was $1.3 million in the twelve months ended December 31, 2003, and was primarily attributable to purchases of property and equipment.
      Net cash used by financing activities for 2005 was $0.6 million, consisting of $1.2 million for principal payments under capital lease obligations, partially offset by cash provided by the issuance of common stock related to employee stock option exercises of $0.6 million. Net cash provided by financing activities in the twelve months ended December 31, 2004 was $41.4 million and was primarily attributable to $44.8 million from the completion of our initial public offering and $5.0 million from the issuance of our senior subordinated promissory note in May 2004, net of $1.9 million of capitalizable offering-related expenses and $5.0 million for the repayment of our senior subordinated promissory note in October 2004. Net cash used by financing activities in the twelve months ended December 31, 2003 was $0.5 million and was primarily attributable to payments of capitalized lease obligations.
      We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, subscription trends, accounts receivable collections, inventory management, expensing stock options and the timing and amount of payments and taxes.
      Our capital requirements depend on many factors, including growth of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally and for other general corporate activities.
      Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities.

      We believe we are in compliance with all material covenants and other requirements set forth in our credit agreements.
Off-balance Sheet Liabilities
      We did not have any off-balance sheet liabilities or transactions as of December 31, 2005.
Other Contractual Commitments
      The following table summarizes our contractual obligations as of December 31, 2005, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period

	Total	2006	2007-2008	2009-2010	2011 & After

	(In thousands)
Contractual obligations:
Capital lease obligations	$596	$351	$209	$36	$—
Operating leases	16,676	2,824	5,272	5,272	3,308
Purchase obligations	643	643	—	—	—
Note payable	8,258	840	7,418

Total contractual obligations	$26,173	$4,658	$12,899	$5,308	$3,308

      Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
      Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012. Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.
      Purchase Obligations. In November 2004, we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments, including interest, under this agreement are $140,000 for 2006.
      In December 2005, we entered into a payment plan agreement with Oracle to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006. Future minimum payments, including interest, are $90,000 for 2006.
      In December 2005, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $34,000. In the event that bandwidth exceeds allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $411,000 for 2006.
      Note payable. In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. As of December 31, 2005, we have accrued interest on the note of $133,000.
Seasonality and Inflation
      We anticipate that our business may be affected by the seasonality of certain revenue sources. For example, print and online advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year, and sales on our e-commerce websites are affected by the holiday season and by the timing of the release of compilations of new DVDs.
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
Recent Accounting Pronouncements
      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties. FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which we are not the primary beneficiary but have a significant variable interest. The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.
      Management has reviewed its operations to determine the entities that we are required to consolidate under FIN 46-R. As a result of this review, we expect to consolidate an investment in PNO DSW Events, LLC, a joint venture, and its funds under management which was entered into in January 2006. As of December 31, 2005, we had $40,000 recorded as a prepaid expense with respect to this joint venture.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we are required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. We plan to adopt the prospective method.

      In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. In anticipation of the impact of adopting FAS 123R and as discussed in Note 12 of the consolidated financial statements, we accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of SFAS 123R.
      We recorded additional employee stock-based compensation expense upon the acceleration of $74,000 based on the additional intrinsic value of these options on the date of acceleration. Additionally on the date of acceleration, the remaining balance of unamortized unearned stock-based compensation of these stock options of $526,000 was recorded as stock-based compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN No. 44”).
      As of December 31, 2005, the balance of unearned stock-based compensation was zero. We may recognize additional unearned stock-based compensation and stock-based compensation expense in the future if we grant additional stock or stock options. We plan to consider the issuance of restricted stock and other compensation in the future in lieu of stock options to new and existing employees as we have in the past. As a result of this change and the acceleration of the stock options noted above, we expect the adoption of FAS 123R will not materially affect our future results of operations.
      In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the application of SFAS No. 154 will have a material effect on our future results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in primarily money market funds.
      We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would increase (decrease) our earnings (loss) by approximately $40,000 per quarter.
      Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue operating expenses and net income. Conversely, our net revenue operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2005 was not material.

Item 8.	Financial Statements and Supplementary Data
PlanetOut Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PlanetOut Inc.:
      We have completed an integrated audit of PlanetOut Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of PlanetOut Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded LPI Media, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded LPI Media, Inc. from our audit of internal control over financial reporting. The Company acquired substantially all of the assets of LPI Media, Inc., whose total assets and total revenues represent 20.0% and 14.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
San Francisco, California
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and shareholders of PlanetOut Inc.:
      In our opinion, the consolidated financial statements listed in the Index To Consolidated Financial Statements And Supplementary Data present fairly, in all material respects, the financial position of PlanetOut Inc. at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the two years in the period ended December 31, 2004 listed in the Index To Consolidated Financial Statements And Supplementary Data, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 25, 2005

PlanetOut Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,128	$18,461
Accounts receivable, net	2,075	6,030
Inventory	24	1,349
Prepaid expenses and other current assets	2,185	2,571

Total current assets	47,412	28,411
Property and equipment, net	7,011	8,167
Goodwill	3,403	28,699
Intangible assets, net	—	10,909
Investment in unconsolidated affiliate	57	—
Other assets	1,325	1,152

Total assets	$59,208	$77,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,040	$1,334
Accrued liabilities	1,469	2,750
Deferred revenue, current portion	3,506	8,749
Capital lease obligations, current portion	998	309
Notes payable, current portion	190	222
Deferred rent, current portion	—	286

Total current liabilities	8,203	13,650
Deferred revenue, less current portion	—	1,771
Capital lease obligations, less current portion	491	212
Notes payable, less current portion	142	7,075
Deferred rent, less current portion	1,608	1,578

Total liabilities	10,444	24,286

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 16,943 and 17,248 shares issued and outstanding at December 31, 2004 and 2005, respectively	17	17
Additional paid-in capital	88,387	88,333
Note receivable from stockholder	(603)	(603)
Unearned stock-based compensation	(1,619)	—
Accumulated other comprehensive loss	(106)	(123)
Accumulated deficit	(37,312)	(34,572)

Total stockholders’ equity	48,764	53,052

Total liabilities and stockholders’ equity	$59,208	$77,338

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share amounts)
Revenue:
Advertising services	$4,626	$6,541	$11,724
Subscription services	12,727	16,775	21,135
Transaction services	1,746	1,646	2,732

Total revenue	19,099	24,962	35,591

Operating costs and expenses:
Cost of revenue	6,194	7,503	11,787
Sales and marketing	6,135	8,250	10,834
General and administrative	3,566	4,169	6,468
Stock-based compensation(*)	1,597	2,134	999
Depreciation and amortization	2,030	2,457	3,460

Total costs and expenses	19,522	24,513	33,548

Income (loss) from operations	(423)	449	2,043
Equity in net loss of unconsolidated affiliate	(59)	(94)	(57)
Interest expense	(193)	(1,077)	(238)
Other income (expense), net	72	210	1,199

Income (loss) before income taxes	(603)	(512)	2,947
Provision for income taxes	(149)	(25)	(207)

Net income (loss)	(752)	(537)	2,740
Accretion on redeemable convertible preferred stock	(1,729)	(1,402)	—

Net earnings (loss) attributable to common stockholders	$(2,481)	$(1,939)	$2,740

Net earnings (loss) per share:
Basic	$(1.53)	$(0.40)	$0.16

Diluted	$(1.53)	$(0.40)	$0.15

Weighted-average shares used to compute net earnings:
Basic	1,624	4,837	17,116

Diluted	1,624	4,837	18,192

(*) Stock-based compensation is allocated as follows (see Note 2):
Cost of revenue	$502	$565	$177
Sales and marketing	419	556	254
General and administrative	676	1,013	568

Total stock-based compensation	$1,597	$2,134	$999

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Redeemable convertible preferred stock:
Balance, beginning of year	$38,034	$41,413	$—
Unearned stock-based compensation, net of cancellations	1,643	—	—
Issuance of Series D for cash on exercise of options	1	15	—
Issuance of Series B preferred stock for cash	6	—	—
Accretion on redeemable convertible preferred stock	1,729	1,402	—
Repurchase of Series B convertible preferred stock upon termination of employee services	—	(20)	—
Conversion of preferred stock into common stock upon completion of initial public offering	—	(42,810)	—

Balance, end of year	$41,413	$—	$—

Common stock:
Balance, beginning of year	$2	$2	$17
Issuance of common stock for cash, net of offering expenses of $5,226	—	5	—
Conversion of preferred stock into common stock upon completion of initial public offering	—	10	—

Balance, end of year	2	17	17

Additional paid-in-capital:
Balance, beginning of year	1,595	17	88,387
Issuance of common stock for cash on exercise of options and warrants	5	44	552
Unearned stock-based compensation, net of cancellations and tax effects of disqualifying dispositions	75	3,406	(687)
Issuance of stock and stock options to consultants in exchange for services	32	88	—
Accretion on redeemable convertible preferred stock	(1,690)	(1,402)	—
Issuance of common stock for cash, net of offering expenses of $5,226	—	42,896	—
Issuance of common stock warrants in connection with subordinated promissory note	—	543	—
Conversion of preferred stock into common stock upon completion of initial public offering	—	42,800	—
Amount paid to shareholder for fractional shares due to reverse stock split	—	(5)	—
Stock-based compensation upon acceleration of unvested options	—	—	81

Balance, end of year	17	88,387	88,333

Note receivable from stockholder:
Balance, beginning of year	(603)	(603)	(603)

Balance, end of year	(603)	(603)	(603)

Unearned stock-based compensation:
Balance, beginning of year	(107)	(259)	(1,619)
Unearned stock-based compensation, net of cancellations	(1,717)	(3,406)	493
Amortization of unearned stock-based compensation, net of cancellations	1,565	2,046	600
Stock-based compensation upon acceleration of unvested options	—	—	526

Balance, end of year	(259)	(1,619)	—

Accumulated other comprehensive loss:
Balance, beginning of year	(45)	(99)	(106)
Foreign currency translation adjustment	(54)	(7)	(17)

Balance, end of year	(99)	(106)	(123)

Accumulated deficit:
Balance, beginning of year	(35,984)	(36,775)	(37,312)
Accretion on redeemable convertible preferred stock	(39)	—	—
Net income (loss)	(752)	(537)	2,740

Balance, end of year	(36,775)	(37,312)	(34,572)

Total stockholder’s equity (deficit)	$(37,717)	$48,764	$53,052

Number of shares
Redeemable convertible preferred stock:
Balance, beginning of year	8,698	9,293	—
Issuance of Series D for cash on exercise of options	93	4	—
Issuance of Series B for cash	502	—	—
Repurchase of Series B upon termination of employee services	—	(26)	—
Conversion of preferred stock into common stock upon completion of initial public offering	—	(9,271)	—

Balance, end of year	9,293	—	—

Common stock:
Balance, beginning of year	1,568	1,728	16,943
Issuance of common stock upon exercise of options and warrants	160	223	306
Issuance of common stock for cash, net of offering expenses of $5,226	—	5,348	—
Repurchase of unvested common stock upon termination of employee services	—	(3)	(1)
Conversion of preferred stock into common stock upon completion of initial public offering	—	9,647	—

Balance, end of year	1,728	16,943	17,248

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

Cash flows from operating activities:
Net income (loss)	$(752)	$(537)	$2,740
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,030	2,457	3,460
Amortization of unearned stock-based compensation, net of cancellation and tax effects	1,565	2,046	405
Stock-based compensation upon acceleration of vesting of unvested options	—	—	608
Amortization of warrant and issuance costs in connection with senior subordinated promissory note	—	636	—
Amortization of deferrred rent	(31)	354	256
Issuance of stock and stock options and shares in exchange for services	32	88	—
Loss on disposal or write-off of property and equipment	28	60	71
Equity in net loss of unconsolidated affiliate	59	94	57
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(145)	(792)	(3,955)
Inventory	1	4	(668)
Prepaid expenses and other assets	(210)	(1,304)	1,221
Accounts payable	(496)	1,557	(706)
Accrued and other liabilities	(577)	(1,385)	1,201
Deferred revenue	532	1,023	798

Net cash provided by operating activities	2,036	4,301	5,488

Cash flows from investing activities:
Acquisitions, net of issuance of note payable	—	—	(25,546)
Purchases of property and equipment	(1,299)	(4,866)	(3,953)
Changes in restricted cash	30	30	—

Net cash used in investing activities	(1,269)	(4,836)	(29,499)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	7	—	—
Proceeds from exercise of common stock and preferred stock options and warrants	5	59	552
Proceeds from senior subordinated promissory note and related warrants, net of issuance costs	—	4,907	—
Repurchase of redeemable convertible preferred stock and common stock	—	(20)	—
Repayment of senior subordinated promissory notes	—	(5,000)	—
Principal payments under capital lease obligations and notes payable	(525)	(1,454)	(1,191)
Purchase of fractional shares due to reverse stock split	—	(5)	—
Proceeds from issuance of common stock in initial public stock offering, net of issuance costs	—	42,901	—

Net cash provided by (used in) financing activities	(513)	41,388	(639)

Effect of exchange rate on cash and cash equivalents	(54)	(7)	(17)
Net increase (decrease) in cash and cash equivalents	200	40,846	(24,667)
Cash and cash equivalents, beginning of period	2,082	2,282	43,128

Cash and cash equivalents, end of period	$2,282	$43,128	$18,461

Supplemental disclosure of cash flow information:
Interest expense paid	$193	$441	$105

Income taxes paid	$62	$86	$172

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$1,503	$1,991	$113

Accretion on redeemable convertible preferred stock	$1,729	$1,402	$—

Unearned stock-based compensation	$1,717	$3,406	$493

Conversion of preferred stock to common stock upon completion of initial public offering	$—	$42,810	$—

Issuance of note payable in connection with acquisition	$—	$—	$7,075

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
      The Company is a leading media company serving the global lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of online and offline media properties, including leading LGBT-focused websites, such as Gay.com, PlanetOut.com, Advocate.com and Out.com, and magazines, such as The Advocate, Out, The Out Traveler, and HIVPlus, among others. Through these media properties, the Company generates revenue from a combination of advertising, subscription and transaction services, including those obtained in the Company’s acquisition in November 2005 of LPI Media, Inc. and related entities (“LPI”). The Company also expanded the number and scope of its subscription service offerings. In addition to premium subscriptions on its Gay.com and PlanetOut.com services, the Company offers its customers subscriptions to eight other online and offline products and services.
      The Company also offers users access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and Buygay.com, that generate revenue through sales of products and services of interest to the LGBT community, including fashion, video and music products. The Company generates transaction revenue from third-party websites and partners for the sale of products and services to its users as well as through newsstand sales of its various print properties.
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year.
      The Company incurred losses from operations since its inception through December 31, 2004 and has an accumulated deficit of $34.6 million as of December 31, 2005. The Company experienced operating losses in 2003 and 2004, but had positive cash flows from operating activities in 2003 and 2004. In October 2004, the Company completed its initial public offering (“IPO”) of common stock. In the IPO, the Company sold an aggregate of 5,348,000 shares of common stock at an offering price of $9.00 per share, including 697,000 shares under an over-allotment option exercised by the underwriters. Proceeds from the IPO aggregated approximately $42.9 million, net of offering costs.

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

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectibility of accounts receivable, the determination of the allowance of doubtful accounts, the determination of the fair market value of its preferred and common stock, the valuation and useful life of its capitalized software and long-lived assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Interest is accrued as earned. As of December 31, 2004 and 2005, cash and cash equivalents included $42,052,000 and $16,008,000, respectively, of money market funds, the fair market value of which approximates costs.

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
      The Company’s accounts receivable are derived primarily from advertising customers. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. In 2003, 2004 and 2005, no single customer accounted for 10% or more of the Company’s revenue or net accounts receivable.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income (expenses) in the consolidated statement of operations and for 2003, 2004 and 2005 have not been significant.

Inventory
      Inventory consists of finished goods held for sale and materials related to the production of future publications such as editorial and artwork costs, books, paper, other publishing and novelty products and shipping materials. Inventory is recorded at the lower of cost or market. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The cost of finished goods available for sale is determined on a weighted average cost method. The balance of these items included in inventory was $24,000 and $954,000 as of December 31, 2004 and 2005, respectively. The cost of materials related to future production costs is determined on a first-in-first-out basis, and the balance of these items included in inventory was zero and $395,000 as of December 31, 2004 and 2005, respectively.

Investments
      Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. The Company monitors such investments for impairment by considering current factors including economic environment, market conditions, and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The fair value for privately held securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information. As of December 31, 2005, the Company has a balance of zero for such investments.

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
      Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. For 2004 and 2005, leasehold improvement allowances totaled $1,255,000 and $1,402,000, respectively, of which $37,000 and $186,000 were amortized to the accompanying consoli-

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dated statements of operations as a reduction of rent expense. At December 31, 2004 and 2005, the deferred rent balance attributable to these incentives totaled $1,218,000 and $1,179,000, respectively. Future amortization of balance of these tenant incentives is estimated to be $194,000 each year for 2006 to 2011, and $16,000 in 2012. At December 31, 2004 and 2005, the Company had receivable balances for tenant incentives $1,255,000 and $243,000, respectively, recorded under prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Internal Use Software and Website Development Costs
      The Company capitalizes internally developed software costs in accordance with the Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During 2003, 2004 and 2005, the Company capitalized costs of $855,000, $1,650,000 and $2,022,000, respectively, and recorded $273,000, $519,000 and $903,000 of related amortization expense, respectively. The capitalized costs for 2004 and 2005 included $904,000 and $1,036,000 paid to external consultants for website development.

Goodwill
      The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess. The Company determined that it has one reporting unit. The Company performed its annual test on December 1, 2003, 2004 and 2005. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

Revenue Recognition
      The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium subscription services are generally for a period of one month to two years. Premium subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscriptions were recorded.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To date, the duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts are recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight line basis. Company obligations typically include undertakings to deliver a minimum number of “impressions” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved. Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.
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

Advertising
      Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. No advertising costs were amortized in 2003 and 2004. As of December 31, 2004 and 2005, the balance of unamortized direct-response advertising costs was zero and $173,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in 2003, 2004 and 2005 were $1,067,000, $2,513,000 and $3,260,000, respectively.

Sales Returns and Allowances
      The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve in any accounting period. As of December 31, 2004 and 2005, the provision for sales returns and allowances included in accounts receivable, net was zero and $744,000, respectively.

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2004 and 2005, the allowance for doubtful accounts included in accounts receivable, net was $59,000 and $259,000, respectively.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation
      Through the year ended December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related interpretations. The Company followed the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB No. 25 was recognized using the multiple option method prescribed by the Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans” (“FIN No. 28”), over the option’s vesting period, which generally was two to four years.
      The Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The Company recorded additional employee stock-based compensation expense upon the acceleration of $74,000 based on the additional intrinsic value of these options on the date of acceleration. Additionally, on the date of acceleration, the remaining balance of unamortized unearned stock-based compensation of these stock option grants of $526,000 was recorded as stock-based compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN No. 44”).
      The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123, Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and FIN No. 28. Accordingly, as these equity instruments vest, the Company will be required to remeasure the fair value of the equity instruments at each reporting period prior to vesting and then finally at the vesting date of the equity instruments.
      For the purposes of pro forma disclosures, the estimated fair value of the options granted under the Company’s stock option plans was amortized to expense over the vesting period of the respective options, generally two to four years.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma disclosures of the difference between compensation cost included in the net loss and the related cost measured by the fair value method as required by SFAS 123, as amended, are presented as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2004	2005

Net earnings (loss) attributable to common stockholders, as reported:	$(2,481)	$(1,939)	$2,740
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	1,565	2,046	971
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(1,959)	(2,653)	(3,815)

Pro forma net loss attributable to common stockholders	$(2,875)	$(2,546)	$(104)

Net loss per share attributable to common stockholders:
As reported — basic	$(1.53)	$(0.40)	$0.16

As reported — diluted	$(1.53)	$(0.40)	$0.15

Pro forma — basic	$(1.77)	$(0.53)	$(0.01)

Pro forma — diluted	$(1.77)	$(0.53)	$(0.01)

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

	Year Ended December 31,

	2003	2004	2005

Preferred stock options:
Expected lives (in years)	2.5	2.5	—
Risk free interest rates	2.15 – 3.36%	2.77 – 4.05%	—
Dividend yield	10%	10%	—
Volatility	0%	0%	—
Common stock options:
Expected lives (in years)	5.0	5.0	5.0
Risk free interest rates	2.15 – 3.36%	2.77 – 4.05%	3.59 – 4.55%
Dividend yield	0%	0%	0%
Volatility	0%	0 – 94.6%	85%

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

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss
      Other comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity (deficit). For 2003, 2004 and 2005, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period.

Segment Reporting
      The Company operates in one segment in accordance with Statement of Financial Accounting Standards, 131 (FAS 131), “Disclosures About Segments of an Enterprise and Related Information”. Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription, and transaction services, financial reporting is consistent with the company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which the separate financial information of revenue, results of operations, and assets is available. Additionally, all business units that meet the quantitative thresholds of the standard also meet the aggregation criteria of the standard as well.

Net Income (Loss) Per Share
      Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.
      Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net loss attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2004	2005

Numerator:
Net income (loss)	$(752)	$(537)	$2,740
Accretion on redeemable convertible preferred stock	(1,729)	(1,402)	—

Net earnings (loss) attributable to common stockholders	$(2,481)	$(1,939)	$2,740

Denominator:
Weighted-average shares used to compute basic EPS	1,624	4,837	17,116
Effect of dilutive securities:
Dilutive common stock equivalents	—	—	1,076

Dilutive potential common shares	—	—	1,076

Weighted-average shares used to compute diluted EPS	1,624	4,837	18,192

Net earnings per share:
Basic	$(1.53)	$(0.40)	$0.16

Diluted	$(1.53)	$(0.40)	$0.15

      The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Year Ended December 31,

	2003	2004	2005

Redeemable convertible preferred stock	9,293	—	—
Redeemable convertible preferred stock options and warrants	327	—	—
Common stock options and warrants	1,790	2,424	700
Common stock subject to repurchase	2	2	2

	11,412	2,426	702

Recent Accounting Pronouncements
      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties. FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which the Company is not the primary beneficiary but has a significant variable interest. The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management has reviewed its operations to determine the entities that the Company is required to consolidate under FIN 46-R. As a result of this review, the Company plans to consolidate its investment in PNO DSW Events, LLC, a joint venture and the venture’s funds under management which was entered into in January 2006. As of December 31, 2005, the Company had $40,000 recorded as a prepaid expense with respect to this joint venture.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt the prospective method.
      In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006.
      In anticipation of the impact of adopting FAS 123R and as discussed in Note 12 of the consolidated financial statements, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R.
      As of December 31, 2005, the balance of unearned stock-based compensation was zero. The Company may recognize additional unearned stock-based compensation and stock-based compensation expense in the future if it grants additional stock or stock options. The Company plans to consider the issuance of restricted stock and other compensation in the future in lieu of stock options to new and existing employees as it has in the past. As a result of this change and the acceleration of the stock options noted above, the Company expects the adoption of FAS 123R will not materially affect its future results of operations.
      In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the application of SFAS No. 154 will have a material effect on its future results of operations, liquidity, or capital resources.
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
      In 2004 and 2005, the net loss recorded for the Company’s equity in its investment in Gay.it S.p.A. represented 18% and 2%, respectively, of the Company’s consolidated net earnings (loss) for the year. Since September 2005, Gay.it S.p.A. has not complied with its obligation to provide the Company with financial statements. The Company is currently pursuing its options to obtain updated financial information from Gay.it S.p.A. The following table summarizes the financial statement information of this unconsolidated affiliate as of December 31, 2005 and for the years ended December 31, 2003 and 2004 and the estimated financial statement information as of and for the year ended December 31, 2005 (in thousands):

	December 31,

	2004	2005

		(estimated
		unaudited)
Current assets	$490	$384
Non-current assets	82	62
Current liabilities	299	314
Non-current liabilities	—	—

	Year Ended December 31,

	2003	2004	2005

			(estimated
			unaudited)
Net sales revenue	$692	$565	$403
Operating expenses	806	743	547
Net loss from operations	(114)	(178)	(144)
Net loss	$(132)	$(209)	$(163)
      The Company recorded $59,000, $94,000 and $57,000 as equity in net loss of unconsolidated affiliate for its 45% interest in Gay.it S.p.A. in 2003, 2004 and 2005, respectively. As a result of recording the Company’s equity in net loss for its interest in Gay.it S.p.A., the Company’s net investment in this unconsolidated affiliate has been reduced to zero as of December 31, 2005.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Business Combinations, Goodwill and Intangible Assets

Business Combinations
      Through domestic acquisitions, the Company has continued to expand its business. The following table summarizes the Company’s purchase acquisitions in 2005 (in thousands):

Net
		Post	Tangible	Identifiable		Aggregate
	Year	Acquisition	Assets	Intangible		Purchase
Company Name	Acquired	Ownership	(Liabilities)	Assets	Goodwill	Price

LPI Media, Inc. and related entities	2005	100%	$(3,775)	$11,100	$25,296	$32,621
      Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user bases, trademarks and trade names and other acquired intangible assets, including contractual agreements. Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three to five years. The Company believes the straight-line method of amortization represents the best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The following table summarizes the Company’s acquired intangible assets by type related to the above purchase acquisition (in thousands):

Total
			Trade	Other	Acquired
	Year	Customers	Names and	Intangible	Intangible
Company Name	Acquired	User Bases	Trademarks	Assets	Assets

LPI Media, Inc. and related entities	2005	$5,400	$5,700	$—	$11,100

LPI Media Inc. Acquisition
      On November 8, 2005, the Company acquired substantially all of the assets of LPI for an aggregate purchase price of approximately $32,621,000, consisting of $24,865,000 in cash, $7,075,000 in a note payable, and $681,000 in estimated transaction costs. Through this purchase, the Company has expanded the number and scope of subscription and advertising offers. The Company accounted for the acquisition as a purchase transaction and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.
      Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the LPI acquisition were completed at the beginning of the years 2004 and 2005, is as follows (in thousands, except per share amounts):

	December 31,

	2004	2005

	(Unaudited)
Revenue	$54,694	$60,946

Net income	$(1,837)	$2,734

Basic earnings per share	$(0.38)	$0.16

      The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by manage-

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment is not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company and LPI been a combined company during the specified periods.

Goodwill
      The increase in goodwill acquired during the year ended December 31, 2005, resulted primarily from the Company’s acquisition of the assets of LPI. In accordance with SFAS No. 142, the Company ceased amortizing its goodwill balance totaling $3,403,000, and as of December 31, 2004, this amount included $678,000 related to an assembled workforce.
      The Company, which operates as one reporting unit, performed its annual goodwill impairment analysis on December 1, 2003, 2004 and 2005. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 of the goodwill impairment analysis was not performed. The Company will continue to test for goodwill impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more than likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

Intangible Assets
      Intangible assets subject to amortization consist primarily of customer lists and user bases with amortization periods of three to five years. The components of intangible assets, excluding goodwill, are as follows:

	December 31, 2004			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)			(In thousands)
Other intangible assets:
Customer lists and user bases	$3,278	$3,278	$—	$8,678	$3,469	$5,209
Tradenames	2,340	2,340	—	8,040	2,340	5,700
Other intangibles	726	726	—	726	726	—

	$6,344	$6,344	$—	$17,444	$6,535	$10,909

      All of the Company’s customer lists and user bases acquired from LPI are subject to amortization. No significant residual value is estimated for these intangible assets. The increase in intangible assets during the year ended December 31, 2005 resulted primarily from certain intangible assets acquired as part of the Company’s acquisition of substantially all of the assets of LPI of approximately $11,100,000. The net carrying amount of intangible assets related to the Company’s investments totaled approximately zero and $10,909,000, as of December 31, 2004 and 2005, respectively. Aggregate amortization expense for intangible assets totaled $243,000, $20,000 and $191,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected future intangible asset amortization from acquisitions completed as of December 31, 2005 is as follows (in thousands):

Fiscal Years:
2006	$1,147
2007	1,147
2008	1,119
2009	980
2010 and thereafter	816

$5,209

Note 5 — Other Balance Sheet Components

	December 31,

	2003	2004	2005

	(In thousands)
Accounts receivable:
Trade accounts receivable	$1,326	$2,134	$7,033
Less: Allowance for doubtful accounts	(43)	(59)	(259)
Less: Provision for returns	—	—	(744)

	$1,283	$2,075	$6,030

      In 2003, 2004 and 2005 the Company provided for an increase in the allowance for doubtful accounts of $25,000, $34,000 and $287,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $64,000, $18,000 and $87,000, respectively. Since its acquisition of substantially all the assets of LPI Media Inc. and related companies in November, 2005, the Company recorded a provision of $744,000 for estimated returns of goods and publications relating to the operations of these acquired companies.

	December 31,

	2004	2005

	(In thousands)
Property and equipment:
Computer and network equipment	$7,130	$7,879
Furniture and fixtures	918	1,396
Computer software	1,683	2,523
Leasehold improvements	1,191	1,555
Capitalized software and website development costs	2,919	4,783

	13,841	18,136
Less: Accumulated depreciation and amortization	(6,830)	(9,969)

	$7,011	$8,167

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2005

	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$1,238	$2,328
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	947	243

	$2,185	$2,571

	December 31,

	2004	2005

	(In thousands)
Other assets:
Other assets	$838	$921
Receivable from landlord for tenant improvement allowance, less current portion (Note 2)	308	—
Interest on note receivable from stockholder	179	231

	$1,325	$1,152

	December 31,

	2004	2005

	(In thousands)
Accrued liabilities:
Accrued payroll and related liabilities	$493	$989
Other accrued liabilities	976	1,761

	$1,469	$2,750

Note 6 — Related Party Transactions

Note Receivable
      In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest are due and payable in May 2006. Interest accrues at a rate of 8.5% per annum or the maximum rate permissible by law, whichever is less and is full recourse. The note is full recourse with respect to $24,000 in principal payment and the remainder of the principal is non-recourse. The note is collateralized by the shares of preferred stock, common stock, warrants and options owned by the executive. Interest income of $52,000, $37,000 and $51,000 was recognized in 2003, 2004 and 2005, respectively. As of December 31, 2004 and 2005, the Company had $179,000 and $231,000, respectively, of accrued interest on the note included in other assets.

Consulting Service Agreement
      In March 1998, the Company entered into a financial advisory service agreement with HWJesse&Co (the “Business Advisor”), whose President at the time is also a member of the Board of Directors of the Company. Under the service agreement, the Business Advisor acted as advisor of the Company in several business and financial matters, as defined by the agreement. The agreement was terminated in May 2003. In consideration for the services rendered, the Company made aggregate cash payments of $93,000 and $38,000 in 2002 and 2003, respectively. Additionally, in connection with this service agreement the Company issued to

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Business Advisor options to purchase 73,097 shares of common stock at an exercise price of $0.21 per share. The Company estimated the fair value of these options at $12,750 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; option contractual term of 10 years; risk free interest rate of 6.91%; and an expected volatility of 75%. The Company recorded a charge to general administrative expenses in 2002.

Advertising Agreement
      In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of which the Company owns 45% (Note 3). Pursuant to this agreement, the Company paid Gay.it S.p.A. a referral fee of $44,000, $63,000 and $69,000 in 2003, 2004 and 2005, respectively.

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
Note 7 — Commitments and Contingencies

Operating Leases
      The Company leases office space and equipment under noncancelable operating leases with various expiration dates through January 20, 2012. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases in 2003, 2004 and 2005, was $584,000, $830,000 and $1,523,000, respectively, net of sublease income of $41,000, zero and zero, respectively.
      Future minimum payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases

2006	$2,824
2007	2,612
2008	2,660
2009 and thereafter	8,580

$16,676

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases
      As of December 31, 2005, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases

2006	$351
2007	128
2008	81
2009	34
2010	2

Total minimum lease payments	596
Less: Amount representing interest	(75)

Present value of capital lease obligations	521
Less: Current portion	(309)

Long-term portion of capital lease obligations	$212

      As of December 31, 2004 and 2005, the Company held property and equipment under capital leases with a cost of $3,884,000 and $3,917,000, respectively. The accumulated amortization on these assets was $2,531,000 and $3,474,000 as of December 31, 2004 and 2005, respectively.

Maintenance Agreement
      In November 2004, the Company entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable at zero percent interest in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $142,000 for 2006 and are recorded as notes payable on the Company’s consolidated balance sheet.
      In December 2005, we entered into a payment plan agreement with Oracle to finance a purchase of system software in the amount of $84,000. This amount is payable in four quarterly installments beginning January 2006. Future minimum payments, including interest, are $90,000 for 2006.

Co-location Facility Agreement
      In December 2005, the Company entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for the Company’s network servers and committed levels of telecommunications bandwidth, the Company pays a minimum monthly fee of $34,000. In the event that bandwidth exceeds an allowed variance from committed levels, the Company pays for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $411,000 for 2006.

Indemnification
      In June 2001, the Company entered into an Indemnity Agreement with its President pursuant to which the Company agreed to indemnify him for certain costs of defense and damages that might be awarded against him in a lawsuit brought against him and the Company, among others, by a former employee. Specifically, the Indemnity Agreement provided that the Company would indemnify its President for his reasonable costs of defense, generally limited to no more than $3,500 per month, and for that portion of any damages awarded against him, if any, in an amount to be determined at arbitration, that the trier of fact finds resulted from actions he took within the scope of his employment with OLP, a heritage company. The Company has paid

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
zero, $16,000 and $13,000 in 2003, 2004 and 2005 respectively, in connection with this indemnification. The lawsuit subject to this Indemnity Agreement was settled in January 2005, and no further material payments are expected under this agreement.

Contingencies
      The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company is currently involved in the matter described below. However, the Company does not believe, based on current knowledge, that this matter is likely to have a material adverse effect on its financial position, results of operations or cash flows.
      In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (US $59,000 at December 31, 2005), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage awarded as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. The Company has accrued the full damage award and in January 2006, appealed the French court decision.
Note 8 — Lease Settlement
      In September 2002, the Company terminated its office lease and vacated the space due to the landlord’s failure to deliver further space as required by the lease agreement. The landlord subsequently requested an arbitration hearing to recover the payments remaining on the lease. In February 2003, a settlement was reached under which the Company agreed to pay $2,750,000 of which $1,188,000 and $1,562,000 was paid in 2003 and 2004, respectively. The settlement amount was accrued for in full in general and administrative expenses in 2002.
Note 9 — Notes Payable
      In November 2004, the Company entered into a software maintenance agreement under which $332,000 was financed with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. The remaining payments due in 2006 of $140,000 are included in notes payable, current portion.
      In November 2005, the Company issued a note payable in connection with its acquisition of the assets of LPI in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. As of December 31, 2005, the Company has accrued interest on the note of $133,000 included in its accrued liabilities.
      In December 2005, the Company entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006 and included in notes payable, current portion.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Redeemable Convertible Preferred Stock
      The Company’s certificate of incorporation, amended and restated in October 2004, authorizes the Company to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. As of December 31, 2005, no shares of preferred stock were issued and outstanding.
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

Dividends
      The holders of Series D and Series E were entitled to receive cumulative dividends in preference to any dividend on any other preferred series or common stock, at the amount of $0.407 per share per annum, compounded quarterly. In addition, each share of Series D and Series E was entitled to share on a pro rata basis with any dividends payable to holders of common stock on an as-converted basis. Prior to the initial public offering in October 2004, the cumulative unpaid dividends were $5,376,000. In accordance with the Company’s certificate of incorporation, the undistributed cumulative dividends terminated upon the IPO.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption
      Prior to Company’s IPO, at the individual option of each holder of shares of Series E and D, the Company was obligated to redeem, at any time on or after May 1, 2006, the number of shares of Series E or D held by such holder by paying in cash a sum equal to $4.07 per share plus all accrued but unpaid dividends on such shares on the date of redemption (the “Redemption Price”). The Redemption Price was payable in two equal installments on the redemption date and on the first anniversary of the redemption date. In 2003 and 2004 the Company recorded $1,607,000 and $1,304,000, respectively, of accretion for cumulative dividends. The redemption features terminated upon conversion of the preferred stock into common stock at the closing of the IPO.
      In addition to the accretion for cumulative dividends described above, the Company recorded accretion of $122,000 and $98,000 in 2003 and 2004, respectively, in connection with issuance costs capitalized and recorded against the gross proceeds received from the issuance of Series D and E using the effective interest method.
Note 11 — Warrants
      In connection with certain acquisitions, financing arrangements and in exchange for services rendered, the Company issued warrants to purchase shares of the Company’s redeemable convertible preferred and common stock. As of December 31, 2005, no warrants were outstanding.
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
      In March 2005, Pacific Technology Ventures exercised a common stock warrant through a cashless exercise transaction resulting in a net issuance of 4,000 shares of common stock.
Note 12 — Stock Option Plans
      In December 1997, the Company adopted the 1997 Stock Plan and in April 2001, the Company assumed the PlanetOut Corporation 1996 Stock Option Plan and PlanetOut Corporation 1996 Equity Incentive Plan (as part of the acquisition of POC). In January 2002, the Company adopted the PlanetOut Partners, Inc. 2001 Equity Incentive Plan. In April 2004, the Company adopted the 2004 Equity Incentive Plan and the 2004 Executive Officers and Directors Equity Incentive Plan (hereinafter collectively referred as the “Plans”). All of the plans, except for the 2004 Equity Incentive Plan, terminated upon the closing of the IPO, which does not affect the awards outstanding under those plans. The 2004 Equity Incentive Plan provides for the granting of stock options, stock purchase rights, stock bonus awards, restricted stock awards, restricted stock units, stock appreciation rights, phantom stock rights, and other similar equity based awards to employees, outside directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees and nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2005, the Company has reserved an aggregate of 2,800,000 shares of common stock for issuance under the 2004 Equity Incentive Plan and other plans.
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

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following is a summary of common stock option activity (in thousands, except per share amounts):

	Shares		Weighted
	Available	Options	Average
	for Grant	Outstanding	Price

Balances at December 31, 2002	716	1,737	$0.99
Options granted	(102)	102	0.77
Options exercised	—	(160)	0.44
Options cancelled	107	(107)	0.55

Balances at December 31, 2003	721	1,572	1.10
Additional shares reserved	904	—	—
Options granted	(883)	883	9.25
Options exercised	—	(78)	0.56
Options cancelled	291	(291)	3.83
Conversion of Series D redeembable convertible preferred stock options to common options upon completion of IPO	37	112	4.07

Balances at December 31, 2004	1,070	2,198	4.19
Additional shares reserved	545	—	—
Options granted	(461)	461	8.48
Options exercised	—	(240)	1.23
Options cancelled	(466)	(307)	7.16

Balances at December 31, 2005	688	2,112	$5.03

      Certain common stock option holders have the right to exercise unvested options subject to a repurchase right held by the Company, which generally lapses ratably over four years, at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about common stock options outstanding and exercisable as of December 31, 2005 (in thousands, except years and per share amounts):

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	of Shares	Life (Years)	Price	of Shares	Price

$0.00 - $1.46	876	6.5	$0.45	821	$0.45
$1.47 - $2.93	100	3.7	2.26	100	2.26
$2.94 - $4.39	76	5.6	4.07	76	4.07
$4.40 - $7.33	34	7.5	6.98	34	6.98
$7.34 - $8.79	326	9.2	8.29	227	8.29
$8.80 - $10.26	624	8.2	9.17	620	9.17
$10.27 - $11.72	2	9.0	11.70	2	11.70
$11.73 - $13.19	11	8.7	12.35	11	12.35
$13.20 - $14.66	63	6.5	13.76	63	13.76

	2,112	7.3	$5.03	1,954	$4.98

      As of December 31, 2003 and 2004, the Company had 1,572,000 and 2,198,000 common stock options exercisable and outstanding with a weighted average exercise price of $1.11 and $4.19 per share, respectively.
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
      The following is a summary of Series D option activity (in thousands, except per share amounts):

	Options Outstanding

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balances at December 31, 2002	26	229	$4.07
Options granted	—	(93)	4.07
Options cancelled	11	(11)	4.07

Balances at December 31, 2003	37	125	4.07
Options granted	—	(4)	4.07
Options cancelled	—	(9)	4.07
Conversion of Series D options to common stock options upon completion of IPO	(37)	(112)	4.07

Balances at December 31, 2004	—	—	$—

      The Company had 125,000 and 125,000 Series D options exercisable as of December 31, 2003 and 2004, respectively, with a weighted average exercise price of $4.07 per share.

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
      During the year ended December 31, 2004, the Company issued common stock options under the Plans at exercise prices below the fair value of the Company’s common stock at the date of grant. Accordingly, for such stock options issued to employees, the Company has recorded deferred stock-based compensation of $3,406,000 of which the Company amortized $1,500,000 and $611,000 of stock-based compensation in 2004 and 2005, respectively.
      As described in Note 2, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The Company recorded additional stock-based compensation expense upon the acceleration of $74,000 based on the additional intrinsic value of these options on the date of acceleration. Additionally, on the date of acceleration, the remaining balance of unamortized unearned stock-based compensation of these stock option grants of $526,000 was recorded as stock-based compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN No. 44”).
      As of December 31, 2005, the balance of unearned stock-based compensation was zero. The Company may recognize additional unearned stock-based compensation and stock-based compensation expense in the future if it grants additional stock or stock options. The Company plans to consider the issuance of restricted stock and other compensation in the future in lieu of stock options to new and existing employees as it has in the past. As a result of this change and the acceleration of the stock options noted above, the Company expects the adoption of FAS 123R will not materially affect its future results of operations.

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
      Additionally, in January 2002, the Company issued to the participants of the Program, an aggregate of 239,000 Series D options at an exercise price of $4.07 per share. Of the total Series D options, a total of 155,000 Series D options (the “Replacement Awards”) are subject to variable plan accounting, as they were granted within 6 months and one day from the cancellation date of the original awards, as defined by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN No. 44”). Under FIN No. 44, the Company will remeasure the intrinsic value of the Replacement Awards until such options are exercised, forfeited or expire. Subsequently, in August 2003, a

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
total of 93,000 Series D options were exercised. The Company recorded stock-based compensation expense (benefit) related to the Replacement Awards of $35,000, $339,000 and $(228,000) in 2003, 2004 and 2005, respectively.

Restricted Stock Grant
      In August 2003, the Company issued 503,000 restricted shares of Series B at a purchase price of $0.77 per share to all employees as of July 31, 2003, with the exception of one executive officer, which vested over a term of two years beginning on the later of February 1, 2003 or the date of hire. As a result, the Company recorded unearned stock-based compensation for the estimated fair value of Series B at date of grant of $1,267,000, which was being amortized over the vesting period. The Company recorded stock-based compensation expense, net of cancellation of $207,000 and $2,000 associated with the issuance of these awards in 2004 and 2005, respectively. As of December 31, 2004 and 2005, there were 35,000 and zero common shares subject to repurchase by the Company at the original issuance price.

Stock-based Compensation Associated with Awards Granted to Nonemployees
      During the years 2003 and 2004, the Company granted 10,000 and 3,200 common stock options, at an exercise price of $0.77 and $9.02 per share, respectively, to consultants in consideration for their services rendered to the Company. On each reporting period, the Company recognizes stock-based compensation expense associated with these options as they vest and estimates their fair value based on the Black- Scholes option pricing model and its applicable assumptions at each reporting period. Accordingly, in 2003, 2004 and 2005, the Company recorded stock-based compensation expense totaling $32,000, $88,000 and $27,000, respectively. The following assumptions were utilized: expected dividend yield of 0% for common stock; risk-free interest rate ranging from 4.06% to 4.60%; expected volatility ranging from 75% to 76%; and a remaining contractual life ranging from 7 to 10 years.
Note 13 — Defined Contribution Plan
      The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made at the discretion of the Board of Directors. Employer matching contributions were $75,000, $85,000 and $94,000 for 2003, 2004 and 2005, respectively.
Note 14 — Income Taxes
      The provision for income taxes is $149,000, $25,000 and $207,000 in 2003, 2004 and 2005, respectively. The Company’s effective tax rate differs from the statutory rates, primarily due to no tax benefit for operating losses.

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the difference between the applicable federal statutory rate and the actual provision for income taxes as a percentage of income (loss) before income taxes:

	Year Ended December 31,

	2003	2004	2005

Provision at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(13.86)	(1.08)	1.82
Permanent differences	(93.71)	(116.90)	13.10
Change in valuation allowance	52.39	82.90	(44.24)
Other	(3.53)	(3.80)	2.34

Net tax provision	(24.71)%	(4.88)%	7.02%

      The components of temporary differences which give rise to deferred taxes are (in thousands):

	December 31,

	2003	2004	2005

Deferred tax assets:
Net operating loss carryforwards	$15,140	$14,637	$12,708
Accruals	210	281	1,581
Other	101	128	(298)

	15,451	15,046	13,991
Less: Valuation allowance	(15,451)	(15,046)	(13,991)

	$—	$—	$—

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation decreased by $281,000, $425,000 and $1,055,000 in 2003, 2004 and 2005, respectively. The valuation allowance will be available in future years.
      As of December 31, 2005, the Company had net operating loss carryforwards of $31,350,000 and $19,270,000 for federal and state net operating loss carryforwards, available to offset future taxable income which expire in varying amounts beginning in 2012 and 2005, respectively.
      The availability of the net operating losses to offset future taxable income may be limited as a result of potential ownership changes in prior years, pursuant to Internal Revenue Code (the “Code”) Section 382. In addition, utilization of the net operating loss carryforwards would also be subject to an annual usage limitation as determined under Section 382 of the Code. Net operating loss limitations under Section 382 may significantly impact the timing and amount of future income tax obligations, if any.
Note 15 — Subsequent Events

Acquisitions
      In March 2006, the Company’s newly created wholly owned subsidiary, Shuttlecraft Acquisition Corp. (“SAC”), acquired substantially all of the assets of RSVP Productions Inc. (“RSVP”) for a cash purchase price of $6.5 million. The purchase agreement entitles RSVP to receive potential additional earn-out payments of up to $3.0 million based on SAC’s Revenue and Net Income (as those terms are defined in the purchase agreement) for each of the years ending December 31, 2007 (the “2007 Earn-Out Payment”) and

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008 (the “2008 Earn-Out Payment”). These Earn-Out Payments, if any, will be paid no later than March 15, 2008 (in the case of the 2007 Earn-Out Payment) and no later than March 15, 2009 (in the case of the 2008 Earn-Out Payment). The Earn-Out Payments, if any, may be paid in either cash or shares of the common stock of PlanetOut, at PlanetOut’s discretion. Under the purchase agreement, the Company has agreed to provide SAC with a minimum of $500,000 in 2006, and a minimum of $500,000 (or, if more, 50% of the SAC’s 2006 pro forma net income) in 2007, to fund ship deposits. Until the end of the earn-out period on December 31, 2008, the Company has also agreed to provide, without charge, marketing and promotional support to RSVP (prior to the closing) and SAC (following the closing), not to exceed $1,500,000 in value, based on mutual agreements and the Company’s published rates.

Joint Venture
      In January 2006, the Company entered into a joint venture agreement with PNO DSW Events, LLC. Under the terms of the agreement, the Company has agreed to contribute an initial investment of $250,000 to the joint venture and acquire a 50% interest in the joint venture. The Company has determined that its interest in the joint venture qualifies as a VIE under FIN 46-R as described in Note 2. Accordingly, the Company plans to consolidate the financial statements of the joint venture into the Company’s consolidated financial statements.

Capital Leases
      In February 2006, the Company entered into a capital lease agreement to acquire computer hardware in the amount of $401,000. The future minimum lease payments are $137,000 in 2006, $150,000 in 2007 and 2008 and $12,000 in 2009.

Termination of Secured Promissory Note Receivable
      In March 2006, a Company executive paid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $241,000 in accrued interest, fully satisfying the repayment obligations under a note agreement executed in May 2001 and its accompanying stock pledge agreement, thereby terminating the note and stock pledge agreements (see Note 6).

PlanetOut Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplementary Data — Selected Quarterly Financial Data (Unaudited)
      The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2005. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or future years.

	Three Months Ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands except per share amounts)
Revenue:
Advertising services	$1,097	$1,712	$1,604	$2,128	$1,392	$2,566	$2,106	$5,660
Subscription services	3,789	4,051	4,328	4,607	4,853	5,172	5,077	6,033
Transaction services	554	347	378	367	420	332	368	1,612

Total revenue	5,440	6,110	6,310	7,102	6,665	8,070	7,551	13,305
Operating expenses:
Cost of revenues	1,994	1,812	1,826	1,871	2,113	2,305	2,167	5,202
Sales and marketing	1,585	2,115	2,099	2,451	2,449	2,514	2,518	3,353
General and administrative	1,052	994	990	1,133	1,291	1,506	1,340	2,331
Stock-based compensation:(*)	479	709	537	409	(24)	142	133	748
Depreciation and amortization	470	559	645	783	820	848	787	1,005

Total operating expenses	5,580	6,189	6,097	6,647	6,649	7,315	6,945	12,639

Income (loss) from operations	(140)	(79)	213	455	16	755	606	666
Other income (expense), net	(64)	(128)	(223)	(546)	192	267	310	135

Income before taxes	(204)	(207)	(10)	(91)	208	1,022	916	801
Benefit (provision) for income taxes	—	(5)	(19)	(1)	(29)	(12)	(75)	(91)

Net income (loss)	$(204)	$(212)	$(29)	$(92)	$179	$1,010	$841	$710

Accretion on redeemable convertible preferred stock	(438)	(437)	(438)	(89)	—	—	—	—

Net income available for distribution (loss)	$(642)	$(649)	$(467)	$(181)	$179	$1,010	$841	$710

Net earnings (loss) per share:
Basic	$(0.37)	$(0.37)	$(0.25)	$(0.01)	$0.01	$0.06	$0.05	$0.04

Diluted	$(0.37)	$(0.37)	$(0.25)	$(0.01)	$0.01	$0.06	$0.05	$0.04

Weighted-average shares used to compute net earnings:
Basic	1,725	1,773	1,841	14,035	16,939	17,092	17,202	17,261

Diluted	1,725	1,773	1,841	14,035	18,269	18,249	18,200	18,194

(*)Stock-based compensation is allocated as follows:
Cost of revenues	$149	$202	$115	$99	$12	$15	$10	$140
Sales and marketing	87	200	149	120	7	18	33	196
General and administrative	243	307	273	190	(43)	109	90	412

	$479	$709	$537	$409	$(24)	$142	$133	$748

PlanetOut Inc.
FINANCIAL STATEMENT SCHEDULE
      The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K

	Balance at	Charged or		Charges
	Beginning	Credited to	Charged to	Utilized	Balance at
	of Period	Net Income	Other Accounts	Write-offs	End of Period

	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2003	$82	$25	$—	$(64)	$43
Year ended December 31, 2004	43	34	—	(18)	59
Year ended December 31, 2005	59	112	175	(87)	259
Allowance for Transaction Losses
Year ended December 31, 2003	—	55	—	—	55
Year ended December 31, 2004	55	35	—	—	90
Year ended December 31, 2005	90	3	—	—	93
Provision for Returns
Year ended December 31, 2003	—	—	—	—	—
Year ended December 31, 2004	—	—	—	—	—
Year ended December 31, 2005	—	839	—	(95)	744
Tax Valuation Allowance
Year ended December 31, 2003	15,710	—	—	(259)	15,451
Year ended December 31, 2004	15,451	—	—	(405)	15,046
Year ended December 31, 2005	15,046	—	—	(1,055)	13,991
Inventory Obsolescence Reserves
Year ended December 31, 2003	—	—	—	—	—
Year ended December 31, 2004	—	—	—	—	—
Year ended December 31, 2005	—	5	82	(2)	85

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Change in Auditors
      On June 24, 2005, our Audit Committee dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. PwC’s reports on our consolidated financial statements as of and for the years ended December 31, 2003 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.
      During the years ended December 31, 2003 and 2004, and through June 24, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports on the financial statements for such years. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2003 and 2004.
      On June 30, 2005, the Audit Committee appointed Stonefield Josephson, Inc. (“Stonefield”) as our new independent registered public accounting firm. During the years ended December 31, 2003 and 2004 and through June 30, 2005, neither the company nor anyone acting on its behalf consulted with Stonefield regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.
      The Audit Committee’s decision resulted from a process, intended to manage costs, in which several firms were invited to submit audit proposals. The Committee expected that our audit fees would be reduced as a result of this change. Also, the Committee believed that, as we are a relatively small public company, we may be able to receive increased access to, and enhanced service from, a smaller auditing firm.

Item 9A.	Control and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to ensure that the required disclosure information in our Exchange Act reports is recorded, processed, summarized and reported timely as specified by SEC rules and forms, and that such information is communicated in a timely manner to our management, including our Chief Executive Officer and Chief Financial Officer.
      We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2005 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Management’s Report on Internal Control over Financial Reporting.
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed its effectiveness using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of

December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
      The scope of management’s assessment of effectiveness of internal control over financial reporting did not include the operations of its properties acquired in a purchase business combination on November 8, 2005 of substantially all the assets of LPI, which are material businesses. LPI’s total assets and total revenues as of and for the year ended December 31, 2005 were 20.0% and 14.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
      Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations. Any current evaluation of effectiveness should not be projected to future periods.
      The independent registered public accounting firm that audited the financial statements included in this annual report, Stonefield Josephson, Inc., has issued an attestation report, included herein, on management’s assessment of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
      We acquired substantially all the assets of LPI on November 8, 2005. The processes and systems of this acquisition were discrete and did not significantly impact internal controls over financial reporting at our other businesses during the three and twelve months ended December 31, 2005.
      There were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
      Other than the identification of executive officers in Part I, Item 1 hereof, this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 11.	Executive Compensation
      Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 14.	Principal Accounting Fees and Services
      Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 45 of this report.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents

2.1	Asset Purchase Agreement dated November 8, 2005, by and among: LPI Media Inc. and SpecPub, Inc., each a Delaware corporation; Triangle Marketing Services, Inc., a Delaware corporation and a wholly owned subsidiary of LPI Media Inc.; PlanetOut Inc., a Delaware corporation; and Vulcan Acquisition Corp. and SpecPub Acquisition Corp., each a Delaware corporation and a wholly owned subsidiary of PlanetOut Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on November 14, 2005, and amended as disclosed in our current report on Form 8-K/A, File No. 000-50879, filed on January 20, 2006, each of which is incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
2.2	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.2 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.3	Secured Promissory Note dated May 2001 and Stock Pledge Agreement dated June 29, 2001 by and between PlanetOut Partners, Inc. and Mark Elderkin (filed as Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.4	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.5	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.6	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.7	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.8	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).
10.9	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and incorporated herein by reference).
10.10	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.11	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Lowell R. Selvin and PlanetOut Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, each of which is incorporated herein by reference).
10.13	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 31, 2006, each of which is incorporated herein by reference).
10.14	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Jeffrey T. Soukup and PlanetOut Inc. (filed as Exhibit 10.26 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.15	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.16	Employment Agreement dated as of January 31, 2005 by and between Donna L. Gibbs and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 4, 2005, and amended as described in Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, each of which is incorporated herein by reference).

Exhibit
Number	Description of Documents

10.17	Form of Stock Option Agreement for Non-Employee Directors under the PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, and incorporated herein by reference).
10.18	PlanetOut Inc. Management by Objective Plan (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005 and incorporated herein by reference).
10.19	Employment Agreement dated as of June 30, 2005 and effective July 6, 2005, by and among PlanetOut Inc. and Peter Kretzman (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 7, 2005 and incorporated herein by reference).
10.20	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).
10.21	Option Acceleration Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005 and incorporated herein by reference).
10.22	Loan and Security Agreement dated January 19, 2006, by and among RSVP Productions, Inc., a Minnesota corporation, and PlanetOut Inc., a Delaware corporation (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference).
10.23	Employment Agreement, dated as of February 28, 2006 and effective February 28, 2006, by and among PlanetOut Inc. and Daniel J. Miller (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on March 6, 2006 and incorporated herein by reference).
16.1	Letter Regarding Change in Accountants dated June 29, 2005 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 30, 2005 and incorporated herein by reference).
21.1	List of subsidiaries, filed herewith.
23.1	Consent PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.
32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2006.

PLANETOUT INC.

By:	/s/ Daniel J. Miller

Daniel J. Miller
Chief Financial Officer,
Senior Vice President
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Lowell R. Selvin, Daniel J. Miller and Todd A. Huge, and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lowell R. Selvin Lowell R. Selvin	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 15, 2006

/s/ Daniel J. Miller Daniel J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer), Senior Vice President	March 15, 2006

/s/ Jerry Colonna Jerry Colonna	Director	March 15, 2006

/s/ H. William Jesse, Jr. H. William Jesse, Jr.	Director	March 15, 2006

/s/ Karen Magee Karen Magee	Director	March 15, 2006

/s/ Allen Morgan Allen Morgan	Director	March 15, 2006

/s/ Robert W. King Robert W. King	Director	March 15, 2006