Form 10-Q
period 2006-03-31
PLANETOUT INC
filed 2006-05-10
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). ). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 1, 2006 was 17,314,219.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended March 31, 2006

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,461	$11,335
Restricted cash	—	160
Accounts receivable, net	6,030	6,911
Inventory	1,349	1,488
Prepaid expenses and other current assets	2,571	6,452

Total current assets	28,411	26,346
Property and equipment, net	8,167	8,293
Goodwill	28,699	32,581
Intangible assets, net	10,909	13,334
Other assets	1,152	1,160

Total assets	$77,338	$81,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,334	$1,658
Accrued liabilities	2,750	2,693
Deferred revenue, current portion	8,749	11,261
Capital lease obligations, current portion	309	351
Notes payable, current portion	222	158
Deferred rent, current portion	286	317

Total current liabilities	13,650	16,438

Deferred revenue, less current portion	1,771	2,320
Capital lease obligations, less current portion	212	495
Notes payable, less current portion	7,075	7,075
Deferred rent, less current portion	1,578	1,528

Total liabilities	24,286	27,856

Minority interest in consolidated subsidiaries	—	—
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,248 and 17,308 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	17	17
Additional paid-in capital	88,333	88,691
Note receivable from stockholder	(603)	—
Accumulated other comprehensive loss	(123)	(146)
Accumulated deficit	(34,572)	(34,704)

Total stockholders’ equity	53,052	53,858

Total liabilities and stockholders’ equity	$77,338	$81,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2006
Revenue:
Advertising services	$1,392	$5,347
Subscription services	4,853	6,270
Transaction services	420	5,956

Total revenue	6,665	17,573

Operating costs and expenses:(*)
Cost of revenue	2,125	9,430
Sales and marketing	2,456	3,944
General and administrative	1,248	3,080
Depreciation and amortization	820	1,224

Total operating costs and expenses	6,649	17,678

Income (loss) from operations	16	(105)
Equity in net loss of unconsolidated affiliate	(9)	—
Interest expense	(38)	(197)
Other income, net	239	170

Income (loss) before income taxes and minority interest	208	(132)
Provision for income taxes	(29)	—
Minority interest in loss of consolidated affiliate	—	—

Net income (loss)	$179	$(132)

Net income (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted-average shares used to compute net income (loss) per share:
Basic	16,939	17,261

Diluted	18,269	17,261

(*)Includes stock-based compensation (benefit) as follows (see Note 2):

Cost of revenue	$12	$5
Sales and marketing	7	1
General and administrative	(43)	79

Total stock-based compensation (benefit)	$(24)	$85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$179	$(132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	820	1,224
Stock-based compensation expense (benefit)	(24)	85
Amortization of deferred rent	218	(19)
Loss on disposal or write-off of property and equipment	—	21
Equity in net loss of unconsolidated affiliate	9	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	583	(620)
Inventory	—	(139)
Prepaid expenses and other assets	(896)	754
Accounts payable	(1,185)	248
Accrued and other liabilities	(165)	(95)
Deferred revenue	364	(3,334)

Net cash used in operating activities	(97)	(2,007)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,379)
Purchases of property and equipment	(1,179)	(469)
Changes in restricted cash	—	(160)

Net cash used in investing activities	(1,179)	(6,008)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	277	273
Proceeds from repayment of note receivable from stockholder	—	843
Principal payments under capital lease obligations and notes payable	(422)	(204)

Net cash provided by (used in) financing activities	(145)	912

Effect of exchange rate on cash and cash equivalents	(2)	(23)

Net decrease in cash and cash equivalents	(1,423)	(7,126)
Cash and cash equivalents, beginning of period	43,128	18,461

Cash and cash equivalents, end of period	$41,705	$11,335

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$34	$561

Unearned stock-based compensation	$(238)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
     PlanetOut Inc. (the “Company”) is a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of media properties, including leading LGBT-focused websites, such as Gay.com, PlanetOut.com, Advocate.com and Out.com, and magazines, such as The Advocate, Out, The Out Traveler, and HIVPlus, among others. Through these media properties and other marketing vehicles, such as live events, the Company generates revenue from a combination of advertising, subscription and transaction services, including those obtained in the Company’s acquisition in November 2005 of LPI Media, Inc. and related entities (“LPI”). The Company also expanded the number and scope of its subscription service offerings with this acquisition. In addition to premium subscriptions on its Gay.com and PlanetOut.com services, the Company offers its customers subscriptions to eight other online and offline products and services.
     Through the Company’s acquisition in March 2006 of RSVP Productions, Inc. (“RSVP”), the Company also became a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. The Company also offers all its customers access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, including fashion, video and music products. The Company generates transaction revenue from third-party websites and partners for the sale of products and services to its users as well as through newsstand sales of its various print properties.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2005 has been derived from audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company has been determined to be the primary beneficiary. The Company recognizes minority interest for subsidiaries where it owns less than 100% of the equity of the subsidiary. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity it does not own. The Company discontinues allocating losses to the minority interest when the minority interest is reduced to zero. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectibility of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, the determination of the fair market value of its common stock, the valuation and useful life of its capitalized software and long-lived assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.
Restricted Cash
     Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York.

Inventory
     Inventory consists of finished goods held for sale and materials related to the production of future publications such as editorial and artwork costs, books, paper, other publishing and novelty products and shipping materials. Inventory is recorded at the lower of cost or market. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The cost of finished goods available for sale is determined on a weighted average cost method. The cost of materials related to future production costs is determined on a first-in-first-out basis.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. At December 31, 2005 and March 31, 2006, the balance of these leasehold improvement allowances was $1,402,000. During the three months ended March 31, 2005 and 2006, the Company amortized $45,000 and $48,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statements of operations. At December 31, 2005 and March 31, 2006, the deferred rent balance attributable to these incentives totaled $1,179,000 and $1,131,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $145,000 for the nine remaining months of 2006, $194,000 each year for 2007 to 2011, and $16,000 in 2012. At December 31, 2005 and March 31, 2006, the Company had receivable balances for tenant incentives of $243,000 and zero, respectively, recorded under prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended March 31, 2005 and 2006, the Company capitalized costs of $617,000 and $323,000, respectively, and recorded $174,000 and $325,000 of related amortization expense, respectively. The capitalized costs for the three months ended March 31, 2005 and 2006 included $399,000 and $115,000, respectively, paid to external consultants for website development.
Goodwill
     The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess. The Company determined that it has one reporting unit. The Company performed its annual test on December 1, 2005. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

Revenue Recognition
     The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one month to two years. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. In January of 2006, the Company began offering its customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company defers subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.
     To date, the duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts are recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. Company obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved. Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.
     Transaction service revenue generated from the sale of products held in inventory is recognized when the product is shipped, net of estimated returns. The Company also earns commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that though the Company receives the order and collects money from buyer, the Company is under no obligation to make payment to the third party unless payment has been received from the buyer and risk of return is also borne by the third party. The Company recognizes transaction service revenue from its event marketing and travel events services which include cruises, land tours and resort vacations, together with revenues from onboard and other activities and all associated direct costs of its event marketing and travel events services, upon the completion of events with durations of ten nights or less and on a pro rata basis for events in excess of ten nights.
Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2005 and March 31, 2006, the balance of unamortized direct-response advertising costs was $173,000 and $881,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended March 31, 2005 and 2006 were $734,000 and $911,000, respectively.
Equity Incentive Plans
     The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest over two to four years, are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company and expire within 10 years from the date of grant. As of March 31, 2006, the Company has reserved an aggregate of approximately 3,300,000 shares of common stock for issuance under its equity incentive plans.
Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB“) Opinion No. 25,

“Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statements of operations.
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three months ended March 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure (as amended)” (“FAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred. In anticipation of the impact of adopting FAS 123R, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R. Since the Company accelerated these shares, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.
     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the three months ended March 31, 2005 for employee stock option awards that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     The pro forma information for the three months ended March 31, 2005 required under FAS 123 was as follows (in thousands, except per share amounts):

Three months ended
March 31, 2005
Net income, as reported:	$179

Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	(23)

Less: Total employee stock-based compensation expense determined under fair value, net of tax	(85)

Pro forma net income	$71

Net income per share

As reported — basic	$0.01

As reported — diluted	$0.01

Pro forma — basic	$0.00

Pro forma — diluted	$0.00

     Prior to adopting FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statement of cash flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the three months ended March 31, 2006, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.

     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three months ended March 31,
	2005	2006
Expected lives (in years)	5	7
Risk free interest rates	3.59 - 4.01%	4.32 - 4.57%
Dividend yield	0%	0%
Volatility	85%	75%
     The Company’s computation of expected volatility for the first quarter of 2006 is based on a combination of historical and market-based implied volatility from other equities comparable to the Company’s stock. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,112	$5.03
Granted	48	9.08
Exercised	(57)	4.76
Cancelled	(25)	5.45

Outstanding at March 31, 2006	2,078	5.12	7.17	$10,445

Vested and expected to vest at March 31, 2006	2,067	5.10	7.14	$10,129

Options exercisable at March 31, 2006	1,987	5.07	7.09	$10,091

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,986,000 options that were in the money at March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $280,000. As of March 31, 2006, there was approximately, $241,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted- average period of four years.
     A summary of the status and changes of the Company’s unvested shares related to its equity incentive plans as of and during the three months ended March 31, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at January 1, 2006	—	$—
Granted	3	8.20

Unvested at March 31, 2006	3	8.20

Restricted Stock Grant
     In January 2006, the Company granted 2,500 shares of restricted stock to a certain employee at no cost to the employee. Each restricted stock share represents one share of the Company’s common stock, with the same voting and dividend rights as the Company’s other outstanding common stock. The restricted stock shares vest over a period of four years with 25% vested on the anniversary date of the grant and 1/48th vesting each month thereafter. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $21,000 and will be amortized to expense over the vesting period of which approximately $1,000 was recognized during the three months ended March 31, 2006.
Net Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted net income (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2006
Numerator:

Net income (loss)	$179	$(132)

Denominator:

Weighted-average shares	16,939	17,261

Effect of dilutive securities:
Dilutive common stock equivalents	1,330	—

Dilutive potential common shares	1,330	—

	18,269	17,261

Net income (loss) per share:

Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

     The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2005	2006
Common stock options and warrants	846	2,078
Common stock subject to repurchase	2	2

	848	2,080

Segment Reporting
     The Company operates in one segment in accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“FAS 131”). Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which the separate financial information of revenue, results of operations and assets is available. Additionally, all business units that meet the quantitative thresholds of the standard also meet the aggregation criteria of the standard as well.
Event Marketing
     In January 2006, the Company’s subsidiary, PNO DSW Events, LLC, a joint venture, began its event marketing business. The subsidiary plans to market events which include a number of sub-events that occur over specific periods of four to eight days. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” EITF 00-21 and EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” For the purposes of EITF 00-21, the Company considers the sub-events as part of a single accounting unit and recognizes the revenue and related direct costs upon completion of the final sub-event of the accounting unit.
     Recognition of revenues and expenses are deferred until completion of the final sub-event of the respective defined accounting unit. As of March 31, 2006, the Company has recorded deferred revenue of $170,000 related to event marketing and $193,000 of prepaid direct costs of event marketing included in prepaid expenses and other current assets.
Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties. FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which the Company is not the primary beneficiary but has a significant variable interest. The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.
     Management has reviewed its operations to determine the entities that the Company is required to consolidate under FIN 46-R. As a result of this review, the Company has determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in FIN 46-R and that the Company is the primary beneficiary of the joint venture. The Company entered into the joint venture in January 2006. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s condensed consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. At March 31, 2006, accumulated losses associated with the minority interest have reduced the minority interest to zero on the Condensed Consolidated Balance Sheets, with excess losses attributable to the minority interest amounting to $48,000 included in the Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
     In May 2005, the FASB issued FAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on the Company’s results of operations, liquidity or capital resources.
Note 3 — Business Combinations, Goodwill and Intangible Assets
RSVP Productions Inc. Acquisition
     In March 2006, the Company acquired substantially all of the assets of RSVP, a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations, for a cash purchase price of approximately $6,645,000. The purchase agreement entitles RSVP to receive potential additional earn-out payments of up to $3,000,000 based on certain revenue and net income milestones for each of the years ending December 31, 2007 and December 31, 2008. These earn-out payments, if any, will be paid no later than March 15, 2008 and March 15, 2009, respectively, and may be paid in either cash or shares of the common stock of the Company, at the Company’s discretion.
     The preliminary purchase price allocation is as follows (in thousands):

Cash	$1,289
Other current assets	4,987
Property and equipment, net	116
Definite lived intangible assets:
Customer relationships	1,810
Indefinite lived intangible assets:
Tradenames	940
Goodwill	3,958
Accounts payable and other current liabilities	(60)
Deferred revenue	(6,395)

Total preliminary purchase price	$6,645

     Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the RSVP acquisition was completed at the beginning of the years 2005 and 2006, is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2006
	(Unaudited)
Revenue	$10,368	$19,288

Net income (loss)	$322	$(632)

Basic income (loss) per share	$0.02	$(0.04)

Goodwill
     The following table presents goodwill balances and the adjustments to the Company’s acquisitions during the three months ended March 31, 2006 (in thousands):

	December 31,	Goodwill		March 31,
Acquisition	2005	Acquired	Adjustments	2006
Acquisitions prior to December 31, 2004	$3,403	$—	$—	$3,403
LPI	25,296	—	(76)	25,220
RSVP	—	3,958	—	3,958

	$28,699	$3,958	$(76)	$32,581

     Adjustments to goodwill during the three months ended March 31, 2006 resulted primarily from purchase price adjustments related to transaction costs and deferred revenue.
     In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year. Based on the Company’s last impairment test as of December 1, 2005, the Company determined there was no impairment. There were no events or circumstances from that date through March 31, 2006 indicating that a further assessment was necessary.
Intangible Assets
     The components of acquired identifiable intangible assets are as follows (dollars in thousands):

	December 31, 2005			March 31, 2006
	Gross			Gross
	Carrrying	Accumulated	Net Carrying	Carrrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
		(In thousands)			(In thousands)
Other intangible assets:
Customer lists and user bases	$8,678	$3,469	$5,209	$10,488	$3,794	$6,694
Tradenames	8,040	2,340	5,700	8,980	2,340	6,640
Other intangibles	726	726	—	726	726	—

	$17,444	$6,535	$10,909	$20,194	$6,860	$13,334

     Intangible assets subject to amortization consist primarily of customer lists and user bases with amortization periods of two to six years.
     As of March 31, 2006, expected future intangible asset amortization is as follows (in thousands):
Fiscal Years:

2006 (remaining nine months)	$1,203
2007	1,423
2008	1,395
2009	1,257
2010	1,093
Thereafter	323

$6,694

Note 4 — Other Balance Sheet Components

	December 31,	March 31,
	2005	2006
	(In thousands)
Accounts receivable:
Trade accounts receivable	$7,033	$8,503
Less: Allowance for doubtful accounts	(259)	(472)
Less: Provision for returns	(744)	(1,120)

	$6,030	$6,911

     In the three months ended March 31, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $6,000 and $417,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling zero and $204,000, respectively. Since its acquisition of substantially all the assets of LPI in November 2005, the Company recorded a provision of $744,000 for estimated returns of goods and publications relating to the operations of these acquired assets.

	December 31,	March 31,
	2005	2006
	(In thousands)
Inventory:
Finished goods available for sale	$954	$1,052
Materials for future publications	395	436

Total	$1,349	$1,488

	December 31,	March 31,
	2005	2006
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$2,328	$3,834
Deposits on leased voyages	—	2,618
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	243	—

	$2,571	$6,452

	December 31,	March 31,
	2005	2006
	(In thousands)
Property and equipment:
Computer and network equipment	$7,879	$8,457
Furniture and fixtures	1,396	1,422
Computer software	2,523	2,587
Leasehold improvements	1,555	1,580
Capitalized software and website development costs	4,783	5,055

	18,136	19,101
Less: Accumulated depreciation and amortization	(9,969)	(10,808)

	$8,167	$8,293

     During the three months ended March 31, 2005 and 2006, depreciation and amortization expense of property and equipment was $820,000 and $899,000, respectively.

	December 31,	March 31,
	2005	2006
	(In thousands)
Other assets:
Other assets	$921	$1,160
Interest on note receivable from stockholder (Note 5)	231	—

	$1,152	$1,160

	December 31,	March 31,
	2005	2006
	(In thousands)
Accrued liabilities:
Accrued payroll and related liabilities	$989	$1,003
Other accrued liabilities	1,761	1,690

	$2,750	$2,693

Note 5 — Related Party Transaction
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $13,000 and $9,000 was recognized in the three months ended March 31, 2005 and 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 6 — Notes Payable
     In November 2004, the Company entered into a software maintenance agreement under which $332,000 was financed with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. The remaining payments due in 2006 of $95,000 are included in notes payable, current portion.
     In November 2005, the Company issued a note payable in connection with its acquisition of the assets of LPI in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three months ended March 31, 2006, the Company recorded interest expense on the note of $177,000 in the consolidated statements of operations.
     In December 2005, the Company entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006. As of December 31, 2005 and March 31, 2006, $82,000 and $63,000, respectively, is included in notes payable, current portion.
Note 7 —Commitments and Contingencies
Deposit Commitments
     The Company enters into leasing agreements with cruise lines which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage. At March 31, 2006, the Company had deposits on leased voyages of $2,618,000 included in prepaid expenses and other current assets and commitments for future deposits of $17,683,000.
Contingencies
     The Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings, arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet industry. The Company is currently involved in the matter discussed below. However, the Company does not believe, based on current knowledge, that this matter is likely to have a material adverse effect on its financial position, results of operations or cash flows.
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

The Court ordered the Company to pay damages of €50,000 (US $60,000 at March 31, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage awarded as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. The Company has accrued the full damage award and in January 2006 appealed the French court’s decision.
Note 8 — Subsequent Event
     On April 25, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of the Company’s stockholders may sell up to 1.7 million shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our Form 10-K filed for the year ended December 31, 2005.
Overview
     We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender (“LGBT”) community. Our products and services, including travel events from RSVP Productions, Inc. (“RSVP”), and our network of media properties, including our flagship websites Gay.com and PlanetOut.com, and The Advocate and Out magazines, allow our members to connect with and learn about other members of the LGBT community around the world.
     With our November 2005 acquisition of substantially all of the assets of LPI Media Inc. and related entities (“LPI”), we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to eight other online and offline products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.
     On March 4, 2006, we completed the purchase of substantially all of the assets of RSVP for approximately $6.6 million and assumed liabilities, plus reimbursement of prepaid expenses, and up to $3.0 million in additional consideration payable upon achievement of financial performance targets for 2007 and 2008. RSVP is a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. Through RSVP, we will be able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on land, at resorts, and on cruises, by contracting with third-parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties and events, and markets these enhanced vacation packages to the gay and lesbian audience.
     These acquisitions support our strategic plan of building a diversified global media and entertainment company serving the LGBT community, growing our revenue base and diversifying our revenue mix among advertising services, subscription services and transaction services.
     Although we had positive net income in the year ended December 31, 2005, we had a net loss of $132,000 for the three months ended March 31, 2006 and we have incurred significant losses since our inception. As of March 31, 2006, we had an accumulated deficit of $34.7 million. We expect to incur significant marketing, engineering and technology, and general and administrative expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to regain and expand our profitability.
Results of Operations
     The following table sets forth the percentage of total revenue represented by items in our condensed consolidated statements of operations:

	Three months ended March 31,
	2005	2006
	(As a percentage of total revenue; unaudited)
Consolidated statements of operations data:
Revenue:
Advertising services	20.9%	30.4%
Subscription services	72.8	35.7
Transaction services	6.3	33.9

Total revenue	100.0	100.0

Operating costs and expenses:
Cost of revenue	31.9	53.7
Sales and marketing	36.8	22.4
General and administrative	18.8	17.5
Depreciation and amortization	12.3	7.0

Total operating costs and expenses	99.8	100.6

Income (loss) from operations	0.2	(0.6)
Equity in net loss of unconsolidated affiliate	(0.1)	—
Interest expense	(0.6)	(1.1)
Other income, net	3.6	0.9

Income (loss) before income taxes	3.1	(0.8)
Provision for income taxes	(0.4)	—
Minority interest in loss of consolidated affiliate	—	—

Net income (loss)	2.7%	(0.8)%

     Summary
     Our total revenue was $17.6 million in the three months ended March 31, 2006, increasing 164% above total revenue of $6.7 million in the three months ended March 31, 2005, due to the incremental effect of the acquisitions of LPI and RSVP and growth of advertising services.
     Total operating costs and expenses were $17.7 million, 166% above operating costs and expenses of $6.6 million in the three months ended March 31, 2005. This change was primarily due to the incremental effect of the acquisitions of LPI and RSVP and increases in expenses associated with increases in headcount and salaries, marketing expenses, reporting and compliance expenses, occupancy expenses related to the expansion of our corporate headquarters in January 2006 and acquisition-related expenses.
     Loss from operations was $105,000, compared to income from operations of $16,000 in the three months ended March 31, 2005, reflecting higher stock-based compensation and expenses related to the acquisition and integration of LPI and RSVP, and the effect of the international gratis campaign, a program we instituted in October 2005 whereby we offer our online premium services free of charge for a limited time in some international markets in an effort to develop critical mass in those markets.
     Management anticipates that revenue will continue to increase for the remainder of fiscal 2006, primarily as a result of our planned international expansion and due to the anticipated incremental effects of the acquisitions of LPI and RSVP.
     We expect our operating income will increase for the remainder of fiscal 2006 as we realize additional operating efficiencies through the integration of our acquired businesses. For the remainder of 2006, we anticipate that these gains in operating efficiencies will continue to be partially offset by non-recurring acquisition and business integration costs, higher sales and marketing expenses associated with the expansion of our international businesses and higher depreciation and amortization related to the acquisitions of LPI and RSVP.
     Revenue
     Advertising Services. We had advertising services revenue of $5.3 million in the three months ended March 31, 2006, an increase of 284% from the three months ended March 31, 2005. This improvement was due, in part, to growth of the general online advertising industry, deeper penetration into key advertising categories, growth of our subscriber base and the incremental effect of the acquisition of LPI. Advertising services revenue accounted for 30% of revenue for the three months ended March 31, 2006, up from 21% for the three months ended March 31, 2005.
     For the remainder of fiscal 2006, we expect advertising services revenue to continue to increase over fiscal 2005, in both absolute dollars and as a percentage of our overall revenue as a result of both our planned growth and the effects of the acquisition of LPI.
     Subscription Services. Our subscription services revenue was $6.3 million in the three months ended March 31, 2006, an increase of 29% from the three months ended March 31, 2005, due to the incremental effect of the acquisition of LPI. For the three months ended March 31, 2006, subscription services revenue accounted for 36% of revenue, down from 73% for the three months ended March 31, 2005 as a result of the higher growth rate of our advertising services, the international gratis campaign, and the acquisitions of LPI and RSVP.
     For the remainder of fiscal 2006, we expect subscription services revenue to increase over fiscal 2005, supported by service enhancements, new product and service introductions, and increased marketing. At the same time, however, we expect the percentage of our overall revenue attributable to subscription services to decrease as a result of even higher growth in our advertising and transaction service lines associated, in part, with the acquisitions of LPI and RSVP.
     Transaction Services. Our transaction services revenue totaled $6.0 million in the three months ended March 31, 2006, an increase of 1,318% from the three months ended March 31, 2005, primarily due to the incremental effect of the acquisitions of LPI and RSVP. Transaction services revenue accounted for 34% of revenue for the three months ended March 31, 2006, up from 6% for the three months ended March 31, 2005.
     Transaction services revenue includes products and services of interest to the LGBT community, including travel and event packages. The travel and event marketing business has long lead times, and revenue is recorded when cruises or events are delivered. Our transaction services revenue will fluctuate from quarter to quarter depending upon the timing of scheduled cruises and events. For the remainder of fiscal 2006, we expect transaction services revenue to increase over fiscal 2005, and the percentage of our revenue attributable to transaction services revenue to increase as a result of the acquisitions of LPI and RSVP.
     Operating Costs and Expenses
     Cost of Revenue. Cost of revenue was $9.4 million in the three months ended March 31, 2006, an increase of 344% from the three months ended March 31, 2005 due to LPI print production costs, increases in employee headcount and salaries, higher occupancy expenses related to the expansion of our corporate headquarters and the incremental effect of the acquisitions of LPI and RSVP. Cost of revenue was 54% as a percentage of total revenue for the three months ended March 31, 2006, up from 32% in the three months ended March 31, 2005 due to the incremental effect of the acquisitions of LPI and RSVP and an increase in product engineering expenses in support of our product development efforts.
     For the remainder of fiscal 2006, we expect cost of revenue to increase over fiscal 2005 as we continue to invest in human resources and other areas in support of our strategic growth plan, and due to the acquisitions of LPI and RSVP. We expect the percentage of our revenue attributable to cost of revenue to increase for the remainder of 2006 as a result of the shift in our revenue mix resulting from the acquisitions of LPI and RSVP.
     Sales and Marketing. Sales and marketing expenses were $3.9 million in the three months ended March 31, 2006, an increase of 61% from the three months ended March 31, 2005, due to increases in marketing promotions for the subscription services businesses, increases in employee headcount and salaries, higher occupancy expenses related to the expansion of our corporate headquarters and the incremental effect of the acquisitions of LPI and RSVP. Sales and marketing expenses as a percentage of revenue were 22% for the three months ended March 31, 2006, down from 37% in the three months ended March 31, 2005 as a result of improving operating leverage and the effect of the acquisitions of LPI and RSVP.
     For the remainder of fiscal 2006, we expect sales and marketing expenses to increase over fiscal 2005 as we continue to invest in marketing activities, particularly in support of our international expansion efforts, and due to the incremental costs of selling and marketing the LPI and RSVP products and services. We expect the percentage of our revenue attributable to sales and marketing to decrease as we begin to leverage operating synergies from our historical business and our acquisitions of LPI and RSVP.
     General and Administrative. General and administrative expenses were $3.1 million for the three months ended March 31, 2006, an increase of 147% from the three months ended March 31, 2005, due to the incremental effect of the acquisitions of LPI and RSVP, higher expenses associated with increased reporting and compliance requirements, higher insurance and risk management expenses, integration and other expenses associated with the acquisitions of LPI and RSVP and higher occupancy expenses related to the expansion of our corporate headquarters. General and administrative expenses as a percentage of revenue were 18% for the three months ended March 31, 2006, down from 19% in the three months ended March 31, 2005, as a result of the effect of the acquisitions of LPI and RSVP.
     For the remainder of fiscal 2006, we expect general and administrative expenses to increase over fiscal 2005 as we continue to invest in human resources in support of our strategic growth plan and incur expenses associated with the integration of LPI and RSVP. We expect the percentage of our revenue attributable to general and administrative expenses to decrease as we continue to manage our expenses, see improved economies of scale and scope across multiple products, services and geographies, and begin to leverage operating synergies from our acquisitions of LPI and RSVP.
     Depreciation and Amortization. Depreciation and amortization expense was $1.2 million for the three months ended March 31, 2006, an increase of 49% from the three months ended March 31, 2005, due primarily to an increase in the amortization of intangible assets associated with the acquisitions of LPI and RSVP and increased capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $0.3 million due to intangible assets which we capitalized in connection with the acquisitions of LPI and RSVP. Depreciation and amortization as a percentage of revenue was 7% for the three months ended March 31, 2006, down from 12% in the three months ended March 31, 2005.
     For the remainder of fiscal 2006, we expect depreciation and amortization expense will increase materially over fiscal 2005 as a result of the acquisitions of LPI and RSVP and capital investments to support our strategic growth plan.
     Other Income and Expenses
     Equity in Net Loss of Unconsolidated Affiliate. We recorded a net loss of unconsolidated affiliate of $9,000 for our 45% interest in Gay.it S.p.A. for the three months ended March 31, 2005. Our investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.
     Interest Expense. Our interest expense was $197,000 for the three months ended March 31, 2006, an increase of 418% from the three months ended March 31, 2005, primarily as a result of the issuance of the note payable in connection with the acquisition of LPI.
     Other Income, Net. Our other income, net was $170,000 for the three months ended March 31, 2006, a decrease of 29%, primarily due to decreased interest income during the three months ended March 31, 2006 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.
Liquidity and Capital Resources
     We have historically financed our operations primarily through public and private sales of equity. During the three months ended March 31, 2006, net cash used in operating activities was $2.0 million, and was primarily attributable to a decrease in deferred revenue and our net loss for the period, partially offset by non-cash charges related to depreciation and amortization expense. During the three months ended March 31, 2005, net cash used by operating activities was $97,000, and was primarily attributable to cash provided by operating activities, offset by the presence of one-time expenses related to registration fees and other requirements of our first quarter as a publicly listed company.
     Net cash used in investing activities was $6.0 million for the three months ended March 31, 2006, and was primarily attributable to the acquisition of RSVP and purchases of property and equipment. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005, and was attributable to purchases of property and equipment. While we expect to continue to invest in development and infrastructure in 2006, we also expect to be able to realize tenant improvement allowances associated with the move of our corporate headquarters in the third quarter of 2004.
     Net cash provided by financing activities in the three months ended March 31, 2006 was $0.9 million and was primarily attributable to the repayment of a note receivable from a stockholder. Net cash used in financing activities in the three months ended March 31, 2005 was $145,000 and was primarily attributable to payments of capital lease obligations and notes payable offset by proceeds from the exercise of common stock and stock options and warrants. As of March 31, 2006, we had cash and cash equivalents of approximately $11.3 million.
     On November 8, 2005, we acquired substantially all of the assets of LPI for a purchase price of approximately $32.6 million which consisted of $24.9 million paid in cash and approximately $7.1 million in the form of a note to the sellers secured by the assets of SpecPub, Inc. and payable in three equal installments in May, August and November 2007, and the reimbursement of certain prepaid and other expenses of approximately $0.6 million.
     On March 4, 2006, we acquired substantially all of the assets of RSVP for a purchase price of approximately $6.6 million. The purchase agreement entitles RSVP to receive potential additional earn-out payments of up to $3.0 million payable upon certain revenue and net income milestones for each of the years ending December 31, 2007 and December 31, 2008. These earn-out payments, if any, will be paid no later than March 15, 2008 and March 15, 2009, respectively, and may be paid in either cash or shares of our common stock, at our discretion.
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
     Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. If we do not have sufficient cash available to finance our operations or potential additional acquisitions, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities. On April 25, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock.
Off-balance Sheet Liabilities
     We did not have any off-balance sheet liabilities as of March 31, 2006.
Other Contractual Commitments
     The following table summarizes our contractual obligations as of March 31, 2006:

	Payments Due by Period
		Remainder of
	Total	2006	2007-2008	2009-2010	2011 & After
			(In thousands)
Contractual obligations:
Capital lease obligations	$989	$343	$524	$120	$2
Operating leases	16,043	2,044	5,272	5,267	3,460
Purchase obligations	308	308	—	—	—
Deposit commitments	17,683	7,730	9,953	—	—
Notes payable	8,177	694	7,483	—	—

Total contractual obligations:	$43,200	$11,119	$23,232	$5,387	$3,462

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012.
     Purchase Obligations. In December 2005, we entered into a co-location facility agreement with a third-party service provider. In exchange for providing space for our network servers and committed levels of telecommunications bandwidth, we pay a minimum monthly fee of $34,000. In the event that bandwidth exceeds allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate.
     Deposit Commitments. We enter into leasing agreements with cruise lines which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage.
     Notes payable. In November 2004, we entered into a software maintenance agreement under which we financed $332,000 with a vendor. This amount is payable in seven quarterly installments beginning in January 2005. Future total minimum payments under this agreement are $95,000 for the remainder of 2006.
     In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three months ended March 31, 2006, we recorded interest expense on the note of $177,000.
     In December 2005, we entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006. Future minimum payments, including interest, are $68,000 for the remainder of 2006.
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
     Except with respect to changes in the manner in which we account for share-based compensation, as discussed below, there have been no significant changes in our critical accounting policies from those listed in our Form 10-K for the fiscal year ended December 31, 2005.
     Stock-based compensation. We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In anticipation of the impact of adopting FAS 123R, we accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of FAS 123R. Since we accelerated these shares and adopted FAS 123R using the modified prospective method, we did not record any one-time charges relating to the transition to FAS 123R and the consolidated financial statements for prior periods have not been restated to reflect, and do not include any impact of FAS 123R. As a result of FAS 123R, we expect to award restricted stock units or other compensation in lieu of or in addition to stock options.
     As of March 31, 2006, there was approximately, $241,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.
     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. Management uses an estimate of future volatility for our stock based on our historical volatility and the volatilities of comparable companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
Seasonality and Inflation
     We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, print and online advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year, and sales on Kleptomaniac.com are affected by the holiday season and by the timing of the release of compilations of new seasons of popular television series and feature films.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on our results of operations, liquidity or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in primarily money market funds.
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would increase (decrease) our earnings or loss by approximately $23,000 per quarter.
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue, operating expenses and net income. Conversely, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2005 and the first three months of 2006 were not material.
Item 4. Controls and Procedures
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2006 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.

Changes in Internal Control over Financial Reporting
     We acquired substantially all the assets of RSVP Productions, Inc. on March 4, 2006. The processes and systems of this acquisition were discrete and did not significantly impact internal controls over financial reporting at our other businesses during the three months ended March 31, 2006.
     There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $60,000 at March 31, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may make it more difficult for French users to locate our French website. We have accrued the full damage award and, in January 2006, appealed the French court’s decision.
Item 1A. Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we may continue to incur losses in the future given our anticipated increase in sales and marketing expenditures. As of March 31, 2006, our accumulated deficit was approximately $34.7 million. Although we had positive net income in the year ended December 31, 2005, we may not be able to sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Our operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-over-period comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one period as an indication of our future or long-term performance. Our operating results in future quarters may be below the expectations of public market analysts and investors, which may result in a decline in our stock price. In particular, with the acquisition of RSVP in March 2006, our operating results could be impacted by the long lead times in the cruise industry, and may fluctuate significantly due to the timing and success of cruises we book.
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
     If we are unable to successfully address these or other risks associated with our recent acquisitions of LPI and RSVP or potential future acquisitions, we may be unable to realize the anticipated synergies and benefits of our acquisitions, which could adversely affect our financial condition and results of operations. In addition, the businesses we recently acquired from LPI and RSVP are in more mature markets than our online businesses. The value of these new businesses to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases, we can increase revenues in the newly acquired businesses. If this cross-marketing is unsuccessful, or if revenue growth in our acquired businesses is slower than expected, our financial condition and results of operations would be harmed.
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
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and offline content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corp., as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, News Corp., and a number of other smaller online companies focused specifically on the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.
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
We are exposed to pricing and production capacity risks associated with our magazine publishing business, which could result in lower revenues and profit margins.
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
     We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. In April 2006, we filed a shelf registration statement with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience dilution of their ownership interests. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations. We cannot assure you that we will not require additional capital in the near future.
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
     We have used stock options and other long-term incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through March 31, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $6.25 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.
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
     From the time of receipt through March 31, 2006, the proceeds of our public offering were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5.0 million, $25.5 million for the acquisition of the assets of LPI and $5.4 million for the acquisition of the assets of RSVP Productions Inc. The remaining proceeds of $7.0 million are being used as working capital and are included within cash and cash equivalents. We expect that the use of the remaining proceeds will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.
Repurchases of Equity Securities.

(c) Total Number
			of	(d) Maximum Number
			Shares Purchased	or Approximate Dollar
			as	Value) of Shares that
	(a) Total	(b) Average	Part of Publicly	May
	Number of	Price Paid	Announced Plans	Yet Be Purchased
	Shares	per	or	Under the
Period	Purchased (1)	Share	Programs	Plans or Programs
January 1, 2006 — January 31, 2006	—	$—	—	—
February 1, 2006 — February 28, 2006	—	$—	—	—
March 1, 2006 — March 31, 2006	—	$—	—	—
Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of securityholders during the first quarter of 2006.
Item 5. Other Information.
     Not Applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description of Documents
2.1	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

10.22	Loan and Security Agreement dated January 19, 2006, by and among RSVP Productions, Inc., a Minnesota corporation, and PlanetOut Inc., a Delaware corporation (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference).

10.23	Employment Agreement, dated as of February 28, 2006 and effective February 28, 2006, by and among PlanetOut Inc. and Daniel J. Miller (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on March 6, 2006 and incorporated herein by reference).

10.24	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 31, 2006, each of which is incorporated herein by reference).

Exhibit
Number	Description of Documents
10.25	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.

Date: May 10, 2006
	By:	/s/ DANIEL J. MILLER Daniel J. Miller
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
2.1	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

10.22	Loan and Security Agreement dated January 19, 2006, by and among RSVP Productions, Inc., a Minnesota corporation, and PlanetOut Inc., a Delaware corporation (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference).

10.23	Employment Agreement, dated as of February 28, 2006 and effective February 28, 2006, by and among PlanetOut Inc. and Daniel J. Miller (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on March 6, 2006 and incorporated herein by reference).

10.24	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 31, 2006, each of which is incorporated herein by reference).

10.25	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.