Form 10-Q
period 2006-06-30
PLANETOUT INC
filed 2006-08-09
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 1, 2006 was 17,489,562.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended June 30, 2006

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	June 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,461	$4,877
Restricted cash	—	4,793
Accounts receivable, net	6,030	7,839
Inventory	1,349	1,390
Prepaid expenses and other current assets	2,571	10,056

Total current assets	28,411	28,955
Property and equipment, net	8,167	8,449
Goodwill	28,699	32,572
Intangible assets, net	10,909	12,934
Other assets	1,152	1,602

Total assets	$77,338	$84,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,334	$1,626
Accrued liabilities	2,750	3,316
Accrued restructuring	—	793
Deferred revenue, current portion	8,749	13,303
Capital lease obligations, current portion	309	293
Notes payable, current portion	222	2,446
Deferred rent, current portion	286	345

Total current liabilities	13,650	22,122
Deferred revenue, less current portion	1,771	2,268
Capital lease obligations, less current portion	212	434
Notes payable, less current portion	7,075	4,716
Deferred rent, less current portion	1,578	1,477

Total liabilities	24,286	31,017

Minority interest in consolidated subsidiaries	—	47
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,248 and 17,340 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	17	17
Additional paid-in capital	88,333	88,625
Note receivable from stockholder	(603)	—
Accumulated other comprehensive loss	(123)	(136)
Accumulated deficit	(34,572)	(35,058)

Total stockholders’ equity	53,052	53,448

Total liabilities and stockholders’ equity	$77,338	$84,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue:
Advertising services	$2,566	$7,318	$3,958	$12,665
Subscription services	5,172	6,321	10,025	12,591
Transaction services	332	2,656	752	8,612

Total revenue	8,070	16,295	14,735	33,868

Operating costs and expenses: (*)
Cost of revenue	2,320	6,872	4,445	16,302
Sales and marketing	2,532	4,427	4,988	8,371
General and administrative	1,615	3,078	2,863	6,158
Restructuring	—	834	—	834
Depreciation and amortization	848	1,300	1,668	2,524

Total operating costs and expenses	7,315	16,511	13,964	34,189

Income (loss) from operations	755	(216)	771	(321)
Equity in net loss of unconsolidated affiliate	(16)	—	(25)	—
Interest expense	(30)	(201)	(68)	(398)
Other income, net	313	110	552	280

Income (loss) before income taxes and minority interest	1,022	(307)	1,230	(439)
Provision for income taxes	(12)	—	(41)	—
Minority interest in gain of consolidated affiliate	—	(47)	—	(47)

Net income (loss)	$1,010	$(354)	$1,189	$(486)

Net income (loss) per share:
Basic	$0.06	$(0.02)	$0.07	$(0.03)

Diluted	$0.06	$(0.02)	$0.07	$(0.03)

Weighted-average shares used to compute net income (loss) per share:

Basic	17,092	17,315	17,015	17,288

Diluted	18,249	17,315	18,192	17,288

(*) Includes stock-based compensation (benefit) as follows (see Note 2):
Cost of revenue	$15	$1	$27	$6
Sales and marketing	18	1	25	2
General and administrative	109	(101)	66	(22)

Total stock-based compensation (benefit)	$142	$(99)	$118	$(14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$1,189	$(486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,668	2,524
Provision for doubtful accounts	26	226
Restructuring	—	41
Stock-based compensation expense (benefit)	118	(14)
Amortization of deferred rent	224	(40)
Loss on disposal or write-off of property and equipment	(1)	21
Equity in net loss of unconsolidated affiliate	25	—
Minority interest	—	47
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	(368)	(1,774)
Inventory	—	(41)
Prepaid expenses and other assets	289	(3,216)
Accounts payable	(1,384)	216
Accrued and other liabilities	690	528
Accrued restructuring	—	793
Deferred revenue	635	(1,311)

Net cash provided by (used in) operating activities	3,111	(2,486)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,403)
Purchases of property and equipment	(2,659)	(1,554)
Changes in restricted cash	—	(4,793)

Net cash used in investing activities	(2,659)	(11,750)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	431	306
Proceeds from repayment of note receivable from stockholder	—	843
Principal payments under capital lease obligations and notes payable	(774)	(484)

Net cash provided by (used in) financing activities	(343)	665

Effect of exchange rate on cash and cash equivalents	(8)	(13)

Net increase (decrease) in cash and cash equivalents	101	(13,584)
Cash and cash equivalents, beginning of period	43,128	18,461

Cash and cash equivalents, end of period	$43,229	$4,877

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$34	$651

Unearned stock-based compensation	$399	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
     PlanetOut Inc. (the “Company”) is a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of media properties, including leading LGBT-focused websites, such as Gay.com, PlanetOut.com, Advocate.com and Out.com, and magazines, such as The Advocate, Out, The Out Traveler and HIVPlus, among others. Through these media properties and other marketing vehicles, such as live events, the Company generates revenue from a combination of advertising, subscription and transaction services, including those obtained in the Company’s acquisition in November 2005 of LPI Media, Inc. and related entities (“LPI”). The Company also expanded the number and scope of its subscription service offerings with this acquisition. In addition to premium subscriptions on its Gay.com and PlanetOut.com services, the Company offers its customers subscriptions to eight other online and print products and services.
     Through the Company’s acquisition in March 2006 of RSVP Productions, Inc. (“RSVP”), the Company also became a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. The Company also offers its customers access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, including fashion, video and music products. The Company generates transaction revenue from third-party websites and partners for the sale of products and services to its users as well as through newsstand sales of its various print properties.
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
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company has been determined to be the primary beneficiary. The Company recognizes minority interest for subsidiaries or variable interest entities where it owns less than 100% of the equity of the subsidiary. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity it does not own. The Company discontinues allocating losses to the minority interest when the minority interest is reduced to zero. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
     Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net income or net income per share of the Company.
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

Restricted Cash
     Restricted cash consists of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement. Approximately $2,050,000 of the restricted cash related to future deposit commitments will be applied against the commitments for future deposits during the remainder of 2006 and approximately $2,583,000 of the restricted cash related to future deposit commitments will be applied against the commitments for future deposits in March 2007.
Inventory
     Inventory consists of finished goods held for sale and materials related to the production of future publications such as editorial and artwork costs, books, paper, other publishing and novelty products and shipping materials. Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method for finished goods available for sale and using the first-in, first-out method for materials related to future production.
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
     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. At December 31, 2005 and June 30, 2006, the balance of these leasehold improvement allowances was $1,402,000. During the three months ended June 30, 2005 and 2006, the Company amortized $47,000 and $49,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2005 and 2006, the Company amortized $92,000 and $97,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statements of operations. At December 31, 2005 and June 30, 2006, the deferred rent balance attributable to these incentives totaled $1,179,000 and $1,082,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $96,000 for the six remaining months of 2006, $194,000 each year for 2007 to 2011, and $16,000 in 2012. At December 31, 2005 and June 30, 2006, the Company had receivable balances for tenant incentives of $243,000 and zero, respectively, recorded under prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended June 30, 2005 and 2006, the Company capitalized costs of $573,000 and $456,000, respectively, and recorded $207,000 and $339,000 of related amortization expense, respectively. During the six months ended June 30, 2005 and 2006, the Company capitalized costs of $1,190,000 and $779,000, respectively, and recorded $381,000 and $664,000 of related amortization expense, respectively. The capitalized costs for the three months ended June 30, 2005 and 2006 included $316,000 and $87,000, respectively, paid to external consultants for website development. The capitalized costs for the six months ended June 30, 2005 and 2006 included $715,000 and $202,000, respectively, paid to external consultants for website development.
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
Revenue Recognition
     The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. In January 2006, the Company began offering its customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company defers subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.
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
Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2005 and June 30, 2006, the balance of unamortized direct-response advertising costs was $173,000 and $1,325,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended June 30, 2005 and 2006 were $911,000 and $875,000, respectively. Total advertising costs in the six months ended June 30, 2005 and 2006 were $1,520,000 and $1,786,000, respectively.

Equity Incentive Plans
     The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest over two to four years, are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company and expire within 10 years from the date of grant. As of June 30, 2006, the Company has reserved an aggregate of approximately 3,241,000 shares of common stock for issuance under its equity incentive plans.
Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB“) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in its consolidated statements of operations.
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the three and six months ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure (as amended)” (“FAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures. In anticipation of the impact of adopting FAS 123R, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R. Since the Company accelerated these shares, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.
     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the three and six months ended June 30, 2005 for employee stock option awards that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     The pro forma information for the three and six months ended June 30, 2005 required under FAS 123 was as follows (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported:	$1,010	$1,189
Add: Employee stock-based compensation expense included in reported net income, net of tax	141	118
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(316)	(401)

Pro forma net income	$835	$906

Net income per share
As reported — basic	$0.06	$0.07

As reported — diluted	$0.06	$0.07

Pro forma — basic	$0.05	$0.05

Pro forma — diluted	$0.05	$0.05

     Prior to adopting FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statement of cash flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the three and six months ended June 30, 2006, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six months ended June 30,
	2005	2006
Expected lives (in years)	5	7
Risk free interest rates	3.59 - 4.13%	4.32 - 4.57%
Dividend yield	0%	0%
Volatility	85%	75%
     The Company’s computation of expected volatility for the six months ended June 30, 2006 is based on a combination of historical and market-based implied volatility from other equities comparable to the Company’s stock. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,112	$5.03
Granted	48	9.08
Exercised	(79)	3.85
Cancelled	(73)	7.08

Outstanding at June 30, 2006	2,008	5.10	3.95	$3,824

Vested and expected to vest at June 30, 2006	1,997	5.07	3.92	$3,749

Options exercisable at June 30, 2006	1,939	5.00	3.77	$3,874

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,040,000 options that were in the money at June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $144,000 and $424,000, respectively. As of June 30, 2006, there was approximately $926,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.
Restricted Stock Grants
     In January 2006, the Company granted 2,500 shares of restricted stock to a certain employee at no cost to the employee. Each restricted stock share represents one share of the Company’s common stock, with the same voting and dividend rights as the Company’s other outstanding common stock. The restricted stock shares vest over a period of four years with 25% vested on the anniversary date of the grant and 1/48 th vesting each month thereafter. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $21,000 and will be amortized to expense on a straight-line basis over the vesting period of which approximately $1,000 and $2,000 was recognized during the three and six months ended June 30, 2006, respectively.
     Pursuant to the Outside Director Compensation Program adopted by the board of directors in December 2005, each non-employee director received an automatic annual grant of 2,000 shares of restricted stock on June 14, 2006, the date of the Company’s annual meeting of stockholders. A total of 10,000 shares of restricted stock were granted and will vest quarterly over a one year period from the date of grant with 25% of the restricted shares vesting on the first day after the date of grant on which the Company’s trading window opens pursuant to the Company’s Insider Trading Policy during each fiscal quarter, unless the trading window does not open during a quarter, in which case such restricted shares will vest on the last business day immediately preceding the 16th day of the last month of that quarter. Unearned stock-based compensation related to the restricted shares is determined based on the fair value of the Company’s stock on the date of grant, which was approximately $67,000 and will be amortized to expense on a straight-line basis over the vesting period of which zero was recognized during the six months ended June 30, 2006.
     A summary of the status and changes of the Company’s unvested shares related to its equity incentive plans as of and during the six months ended June 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at January 1, 2006	—	$—
Granted	13	6.98
Unvested at June 30, 2006	13	6.98

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
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Numerator:

Net income (loss)	$1,010	$(342)	$1,189	$(474)

Denominator:
Weighted-average shares	17,092	17,315	17,015	17,288
Effect of dilutive securities:
Dilutive common stock equivalents	1,157	—	1,177	—

Dilutive potential common shares	1,157	—	1,177	—

	18,249	17,315	18,192	17,288

Net income (loss) per share:

Basic	$0.06	$(0.02)	$0.07	$(0.03)

Diluted	$0.06	$(0.02)	$0.07	$(0.03)

     The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Six months ended June 30,
	2005	2006
Common stock options and warrants	741	2,008
Common stock subject to repurchase	2	—

	743	2,008

Segment Reporting
     The Company operates in one segment in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“FAS 131”). Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which the separate financial information of revenue, results of operations and assets is available. Additionally, all business units that meet the quantitative thresholds of the standard also meet the aggregation criteria of the standard as well.
Event Marketing
     In January 2006, the Company’s subsidiary, PNO DSW Events, LLC, a joint venture, began its event marketing business. The subsidiary markets events which include a number of sub-events that occur over specific periods of four to eight days. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition ,”

EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” EITF 00-21 and EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred .” For the purposes of EITF 00-21, the Company considers the sub-events as part of a single accounting unit and recognizes the revenue and related direct costs upon completion of the final sub-event of the accounting unit.
     Recognition of revenues and expenses are deferred until completion of the final sub-event of the respective defined accounting unit. As of June 30, 2006, the Company has recorded deferred revenue of $7,000 related to event marketing and $8,000 of prepaid direct costs of event marketing included in prepaid expenses and other current assets.
Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” which addresses accounting and disclosure requirements for variable interest entities (“VIEs”). FIN 46-R defines a VIE as a corporation, partnership, limited liability company, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting or similar rights sufficient to enable such investors to make decisions about an entity’s activities or (b) has equity investors that do not provide sufficient financial resources to support the entities’ activities without additional financial support from other parties. FIN 46-R requires a VIE to be consolidated by a company if the company is subject to, among other things, a majority of the risk or residual returns of the VIE. A company that consolidates a VIE is referred to as the primary beneficiary under FIN 46-R. In addition, FIN 46-R requires disclosure, but not consolidation, of those entities in which the Company is not the primary beneficiary but has a significant variable interest. The consolidation and disclosure provisions of FIN 46-R became effective for reporting periods ending after March 15, 2004.
     Management has reviewed its operations to determine the entities that the Company is required to consolidate under FIN 46-R. As a result of this review, the Company has determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in FIN 46-R and that the Company is the primary beneficiary of the joint venture. The Company entered into the joint venture in January 2006. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s condensed consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. The minority interest’s share of income for the three and six months ended June 30, 2006 totaled zero and $47,000, respectively. The minority interest’s share of accumulated income at December 31, 2005 and June 30, 2006 was zero and $47,000, respectively.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on the Company’s results of operations, liquidity or capital resources.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for PlanetOut and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.
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
     The preliminary purchase price allocation is as follows (in thousands):

Cash	$1,289
Other current assets	4,987
Fixed assets, net	116
Definite lived intangible assets:
Customer relationships	1,810
Indefinite lived intangible assets:
Tradenames	940
Goodwill	3,982
Accounts payable and other current liabilities	(60)
Deferred revenue	(6,395)

Total preliminary purchase price	$6,669

     Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the RSVP acquisition was completed at the beginning of the years 2005 and 2006, is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenue	$8,549	$16,295	$18,917	$35,583

Net income (loss)	$368	$(354)	$690	$(986)

Basic income (loss) per share	$0.02	$(0.02)	$0.04	$(0.06)

Goodwill
     The following table presents goodwill balances and the adjustments to the Company’s acquisitions during the six months ended June 30, 2006 (in thousands):

	December 31,	Goodwill		June 30,
Acquisition	2005	Acquired	Adjustments	2006
Acquisitions prior to December 31, 2004	$3,403	$—	$—	$3,403
LPI	25,296	—	(109)	25,187
RSVP	—	3,982	—	3,982

	$28,699	$3,982	$(109)	$32,572

     Adjustments to goodwill during the six months ended June 30, 2006 resulted primarily from purchase price adjustments related to transaction costs and deferred revenue.
     In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year. Based on the Company’s last impairment test as of December 1, 2005, the Company determined there was no impairment. There were no events or circumstances from that date through June 30, 2006 indicating that a further assessment was necessary.
Intangible Assets
     The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2005			June 30, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:
Customer lists and user bases	$8,678	$3,469	$5,209	$10,488	$4,194	$6,294
Tradenames	8,040	2,340	5,700	8,980	2,340	6,640
Other intangible assets	726	726	—	726	726	—

	$17,444	$6,535	$10,909	$20,194	$7,260	$12,934

     Intangible assets subject to amortization consist primarily of customer lists and user bases with amortization periods of two to six years.
     As of June 30, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006 (remaining six months)	$802
2007	1,423
2008	1,396
2009	1,257
2010	1,093
Thereafter	323

$6,294

Note 4 — Other Balance Sheet Components

	December 31,	June 30,
	2005	2006
	(In thousands)
Accounts receivable:
Trade accounts receivable	$7,033	$9,464
Less: Allowance for doubtful accounts	(259)	(441)
Less: Provision for returns	(744)	(1,184)

	$6,030	$7,839

     In the three months ended June 30, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $20,000 and $488,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $24,000 and $519,000, respectively. In the six months ended June 30, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $26,000 and $905,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $24,000 and $723,000, respectively.
     Prior to the acquisition of LPI in November 2005, the Company estimated a provision for returns of zero based on its historical returns. In the three months ended June 30, 2006, the Company provided for an increase in the provision for returns of $1,178,000, and wrote-off accounts receivable against the provision for returns totaling $1,114,000. In the six months ended June 30, 2006, the Company provided for an increase in the provision for returns of $2,319,000, and wrote-off accounts receivable against the provision for returns totaling $1,879,000.

	December 31,	June 30,
	2005	2006
	(In thousands)
Inventory:
Materials for future publications	$415	$347
Finished goods available for sale	1,019	1,139

	1,434	1,486
Less: reserve for obsolete inventory	(85)	(96)

	$1,349	$1,390

     Prior to the acquisition of LPI in November 2005, the Company estimated a provision for obsolete inventory of zero based on its historical valuation of inventory. In the three months ended June 30, 2006, the Company provided for an increase in the provision for obsolete inventory of $9,000, and wrote-off inventory against the reserve for obsolete inventory totaling $3,000. In the six months ended June 30, 2006, the Company provided for an increase in the reserve for obsolete inventory of $16,000, and wrote-off inventory against the reserve for obsolete inventory totaling $5,000.

	December 31,	June 30,
	2005	2006
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$2,328	$4,349
Deposits on leased voyages	—	5,707
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	243	—

	$2,571	$10,056

	December 31,	June 30,
	2005	2006
	(In thousands)
Property and equipment:
Computer and network equipment	$7,879	$8,878
Furniture and fixtures	1,396	1,568
Computer software	2,523	2,625
Leasehold improvements	1,555	1,537
Capitalized software and website development costs	4,783	5,521

	18,136	20,129
Less: Accumulated depreciation and amortization	(9,969)	(11,680)

	$8,167	$8,449

     During the three months ended June 30, 2005 and 2006, depreciation and amortization expense of property and equipment was $848,000 and $899,000, respectively. During the six months ended June 30, 2005 and 2006, depreciation and amortization expense of property and equipment was $1,668,000 and $1,798,000, respectively.

	December 31,	June 30,
	2005	2006
	(In thousands)
Other assets:
Other assets	$921	$926
Deposits on leased voyages	—	676
Interest on note receivable from stockholder (Note 5)	231	—

	$1,152	$1,602

	December 31,	June 30,
	2005	2006
	(In thousands)
Accrued liabilities:
Accrued payroll and related liabilities	$989	$1,302
Other accrued liabilities	1,761	2,014

	$2,750	$3,316

Note 5 — Related Party Transaction
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $13,000 and zero was recognized in the three months ended June 30, 2005 and 2006, respectively. Interest income of $26,000 and $9,000 was recognized in the six months ended June 30, 2005 and 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 6 — Notes Payable
     In November 2004, the Company entered into a software maintenance agreement under which $332,000 was financed with a vendor. This amount was payable in seven quarterly installments beginning in January 2005. The note was paid in full in June 2006.
     In November 2005, the Company issued a note payable in connection with its acquisition of the assets of LPI in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three and six months ended June 30, 2006, the Company recorded interest expense on the note of $177,000 and $354,000, respectively, in the condensed consolidated statements of operations. As of June 30, 2006, $2,358,000 is included in notes payable, current portion and $4,716,000 is included in long-term notes payable.
     In December 2005, the Company entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006. As of December 31, 2005 and June 30, 2006, $82,000 and $21,000, respectively, is included in notes payable, current portion.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006. As of June 30, 2006, $67,000 is included in notes payable, current portion.
Note 7 —Commitments and Contingencies
Deposit Commitments
     The Company enters into leasing agreements with cruise lines which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage. At June 30, 2006, the Company had deposits on leased voyages of $5,707,000 included in prepaid expenses and other current assets, long-term deposits on leased voyages of $676,000 included in other assets and commitments for future deposits of $14,009,000, of which $4,633,000 is secured by restricted cash pursuant to a contractual agreement associated with an irrevocable letter of credit. Approximately $2,050,000 of the restricted cash will be applied against the commitments for future deposits during the remainder of 2006 and approximately $2,583,000 of the restricted cash will be applied against the commitments for future deposits in March 2007.
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
     The Court ordered the Company to pay damages of €50,000 (US $63,000 at June 30, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage awarded as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. The Company has accrued the full damage award and in January 2006 appealed the French court’s decision. DIALINK’s reply brief to the Company’s appeal is due to be filed by August 30, 2006.
Note 8 — Restructuring
     On June 29, 2006, the board of directors of the Company adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company consolidated its media and advertising services, e-commerce services and back-office operations on a global basis to streamline its operations as part of continued integration of its recently acquired businesses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 5%. Restructuring costs of approximately $834,000, primarily related to termination benefits of approximately $631,000 and the cost of closing redundant facilities of approximately $203,000, were recorded during the three months ended June 30, 2006. The Company expects to be able to complete this restructuring in the third quarter of 2006, with certain payments continuing beyond the third quarter of 2006 in accordance with the terms of existing severance and other agreements and with some aspects of facilities consolidation potentially continuing into the fourth quarter of 2006.
     The following is a summary of the restructuring activities:

				Accrued
	Initial			Restructuring
	Restructuring	Cash		As of
	Charges	Payments	Write-offs	June 30, 2006
	(In thousands)
Termination benefits	$631	$—	$—	$631
Cost of closing redundant facilities	203	—	(41)	162

Total	$834	$—	$(41)	$793

Note 9 — Subsequent Events
     In July 2006, the Company entered into an amendment to a facility lease agreement to expand its facilities in Los Angeles and also entered into an agreement to sublease a portion of its facilities in New York. These transactions were executed as part of the Company’s continued integration of its recently acquired businesses.
     In July 2006, the Company granted 90,000 shares of restricted stock to the Company’s newly appointed Chief Executive Officer pursuant to the employment agreement executed in June 2006. The shares will vest in four equal annual installments with 1/4th of the shares vesting following each of the anniversaries of the appointment.
     In August 2006, the Company amended and restated the employment agreement with its President and Chief Operating Officer. Under the terms of this agreement, the Company increased the annual base compensation, provided for a retention bonus of $280,000 payable if he is employed by the Company on December 31, 2006 and granted 40,000 shares of restricted stock. With respect to the restricted stock grant, 10,000 shares of restricted stock will vest in January 2007 and 5,000 shares of restricted stock will vest each July and January thereafter through January 2010.

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
Overview
     We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender (“LGBT”) community. Our products and services, including travel and events from RSVP Productions, Inc. (“RSVP”), and our network of media properties, including our flagship websites Gay.com and PlanetOut.com, and The Advocate and Out magazines, allow our members to connect with and learn about other members of the LGBT community around the world.
     With our November 2005 acquisition of substantially all of the assets of LPI Media Inc. and related entities (“LPI”), we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to eight other online and print products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.
     On March 4, 2006, we completed the purchase of substantially all of the assets of RSVP, a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. Through RSVP, we will be able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on land, at resorts, and on cruises, by contracting with third-parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties and events, and markets these enhanced vacation packages to the gay and lesbian audience.
     These acquisitions support our strategic plan of building a diversified global media and entertainment company serving the LGBT community, growing our revenue base and diversifying our revenue mix among advertising services, subscription services and transaction services.
     On June 29, 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our recently acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during the three months ended June 30, 2006. We expect to be able to complete this restructuring in the third quarter of 2006, with certain payments continuing beyond the third quarter of 2006 in accordance with the terms of existing severance and other agreements and with some aspects of facilities consolidation potentially continuing into the fourth quarter of 2006.
     Although we had positive net income in the year ended December 31, 2005, we had a net loss of $0.5 million for the six months ended June 30, 2006 and we have incurred significant losses since our inception. As of June 30, 2006, we had an accumulated deficit of $35.1 million. We expect to incur significant marketing, engineering and technology, and general and administrative expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to regain and expand our profitability.
Results of Operations
     The following table sets forth the percentage of total revenue represented by items in our condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(As a percentage of total revenue; unaudited)
Consolidated statements of operations data:
Revenue:
Advertising services	31.8%	44.9%	26.9%	37.4%
Subscription services	64.1	38.8	68.0	37.2
Transaction services	4.1	16.3	5.1	25.4

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	28.7	42.2	30.2	48.1
Sales and marketing	31.4	27.2	33.9	24.7
General and administrative	20.0	18.8	19.4	18.2
Restructuring	—	5.1	—	2.5
Depreciation and amortization	10.5	8.0	11.3	7.4

Total operating costs and expenses	90.6	101.3	94.8	100.9

Income (loss) from operations	9.4	(1.3)	5.2	(0.9)
Equity in net loss of unconsolidated affiliate	(0.2)	—	(0.2)	—
Interest expense	(0.4)	(1.2)	(0.5)	(1.2)
Other income, net	3.9	0.6	3.9	0.8

Income (loss) before income taxes and minority interest	12.7	(1.9)	8.4	(1.3)
Provision for income taxes	(0.2)	—	(0.3)	—
Minority interest in gain of consolidated affiliate	—	(0.3)	—	(0.1)

Net income (loss)	12.5%	(2.2)%	8.1%	(1.4)%

Summary
     Total revenue was $16.3 million in the three months ended June 30, 2006, increasing 102% above total revenue of $8.1 million in the three months ended June 30, 2005. Total revenue was $33.9 million in the six months ended June 30, 2006, increasing 130% above total revenue of $14.7 million in the six months ended June 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP.
     Total operating costs and expenses were $16.5 million in the three months ended June 30, 2006, 126% above operating costs and expenses of $7.3 million in the three months ended June 30, 2005. Total operating costs and expenses were $34.2 million in the six months ended June 30, 2006, 145% above operating costs and expenses of $14.0 million in the six months ended June 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP, expenses related to the adoption of the restructuring plan in June 2006, and increases in marketing expenses, occupancy expenses related to the expansion of our corporate headquarters in January 2006 and acquisition-related expenses.
     Loss from operations was $0.2 million in the three months ended June 30, 2006, compared to income from operations of $0.8 million in the three months ended June 30, 2005. Loss from operations in the three months ended June 30, 2006 includes restructuring expenses of $0.8 million. Loss from operations was $0.3 million in the six months ended June 30, 2006, compared to income from operations of $0.8 million in the six months ended June 30, 2005. This decrease was primarily related to the restructuring expenses in the second quarter of 2006 and, to a lesser extent, expenses related to the acquisition and integration of LPI and RSVP, and the effect of the international gratis campaign which was launched in October 2005. As part of this campaign, we offer our online premium services free of charge in some international markets. While this campaign has increased our marketing expenses and reduced the growth in our subscription services revenue, and therefore resulted in decreased operating margins in the international sector, it is intended to grow critical mass in international markets and lay the foundation for future international revenue growth from our family of media and entertainment properties.

     Management anticipates that revenue will continue to increase for the remainder of fiscal 2006 over fiscal 2005, primarily as a result of the anticipated incremental effects of the acquisitions of LPI and RSVP.
     We expect our operating income will increase for the remainder of fiscal 2006 as we realize additional operating efficiencies through the integration of our acquired businesses. For the remainder of 2006, we anticipate that these gains in operating efficiencies will continue to be partially offset by non-recurring acquisition and business integration costs, higher expenses to launch new member facing features in our online products and higher depreciation and amortization related to the acquisitions of LPI and RSVP and the development of these online member facing features.
Revenue
     Advertising Services. We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings and from print advertising. Advertising services revenue was $7.3 million in the three months ended June 30, 2006, an increase of 185% from the three months ended June 30, 2005. We had advertising services revenue of $12.7 million in the six months ended June 30, 2006, an increase of 220% from the six months ended June 30, 2005. This improvement was due, in part, to growth of the general online advertising industry and the incremental effect of the acquisition of LPI. During the first six months of 2006, we expanded our “Local Scene” listings on our websites, a local business listing directory intended to drive local business advertising opportunities. Advertising services revenue accounted for 45% of revenue for the three months ended June 30, 2006, up from 32% for the three months ended June 30, 2005. Advertising services revenue accounted for 37% of revenue for the six months ended June 30, 2006, up from 27% for the six months ended June 30, 2005.
     For the remainder of fiscal 2006, we expect advertising services revenue to continue to increase over fiscal 2005, in both absolute dollars and as a percentage of our overall revenue as a result of both our planned growth and the effects of the acquisition of LPI.
     Subscription Services. We offer our customers ten separate subscription services across both our online and print media properties. In addition, we have developed new bundled packages of our various subscription services to increase their value to our customers and to generate subscribers, circulation and revenue. Our subscription services revenue was $6.3 million in the three months ended June 30, 2006, an increase of 22% from the three months ended June 30, 2005. Our subscription services revenue was $12.6 million in the six months ended June 30, 2006, an increase of 26% from the six months ended June 30, 2005. These increases were due to the incremental effect of the acquisition of LPI, partially offset by a reduction in online subscribers. The development of new bundled packages has resulted in an increase in our print media subscriber base of over 5% during the three months ended June 30, 2006. For the three months ended June 30, 2006, subscription services revenue accounted for 39% of revenue, down from 64% for the three months ended June 30, 2005. For the six months ended June 30, 2006, subscription services revenue accounted for 37% of revenue, down from 68% for the six months ended June 30, 2005. The decreases in subscription services revenue as a percentage of total revenue occurred as a result of the higher growth rate of our advertising services, the international gratis campaign, and the acquisitions of LPI and RSVP.
     For fiscal 2006, we expect total subscription services revenue to increase over fiscal 2005, supported by service enhancements and new product and service introductions, partially offset by the continuation of the international gratis campaign. At the same time, however, we expect the percentage of our overall revenue attributable to subscription services to decrease as a result of even higher growth in our advertising and transaction service lines associated, in part, with the acquisitions of LPI and RSVP.
     Transaction Services. Transaction services revenue includes revenue generated from the sale of products through multiple e-commerce websites, sales of magazines through newsstand circulation, book sales, travel events and event marketing. Travel events services include cruises, land tours and resort vacations, together with revenues from onboard and other activities. Our transaction services revenue totaled $2.7 million in the three months ended June 30, 2006, an increase of 700% from the three months ended June 30, 2005. Transaction services revenue totaled $8.6 million in the six months ended June 30, 2006, an increase of 1045% from the six months ended June 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP as well revenue generated during the three months ended June 30, 2006 by The Dinah, the first event sponsored by our joint venture, PNO DSW Events, LLC. Transaction services revenue accounted for 16% of revenue for the three months ended June 30, 2006, up from 4% for the three months ended June 30, 2005. Transaction services revenue accounted for 25% of revenue for the six months ended June 30, 2006, up from 5% for the six months ended June 30, 2005.
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
Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, product engineering of our online properties and producing and maintaining content for our various websites, magazines and newsletters. Other expenses directly related to generating revenue included in cost of revenue include commissions and other expenses related to travel events services, transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $6.9 million in the three months ended June 30, 2006, an increase of 196% from the three months ended June 30, 2005. Cost of revenue was $16.3 million in the six months ended June 30, 2006, an increase of 267% from the six months ended June 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP, increases in employee headcount and salaries and higher occupancy expenses related to the expansion of our corporate headquarters, offset partially by decreases in stock-based compensation expense and referral fees. Cost of revenue was 42% as a percentage of total revenue for the three months ended June 30, 2006, up from 29% in the three months ended June 30, 2005. Cost of revenue was 48% as a percentage of total revenue for the six months ended June 30, 2006, up from 30% in the six months ended June 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP and an increase in product engineering expenses in support of our product development efforts.
     For the remainder of fiscal 2006, we expect cost of revenue to increase over fiscal 2005 as we continue to invest in human resources and other areas in support of our strategic growth plan, and due to the acquisitions of LPI and RSVP. We expect the cost of revenue as percentage of revenue to increase for the remainder of 2006 over fiscal 2005 as a result of the shift in our revenue mix resulting from the acquisitions of LPI and RSVP.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $4.4 million in the three months ended June 30, 2006, an increase of 75% from the three months ended June 30, 2005. Sales and marketing expenses were $8.4 million in the six months ended June 30, 2006, an increase of 68% from the six months ended June 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP and increases in employee headcount and salaries, partially offset by decreased advertising expenses related to our premium subscription services. Sales and marketing expenses as a percentage of revenue were 27% for the three months ended June 30, 2006, down from 31% in the three months ended June 30, 2005. Sales and marketing expenses as a percentage of revenue were 25% for the six months ended June 30, 2006, down from 34% in the six months ended June 30, 2005. These decreases occurred primarily as a result of the effect of the acquisitions of LPI and RSVP.
     For the remainder of fiscal 2006, we expect sales and marketing expenses to increase over fiscal 2005 due to the incremental costs of selling and marketing the LPI and RSVP products and services. We expect sales and marketing expense as a percentage of revenue to decrease as we begin to leverage operating synergies from our historical business and our acquisitions of LPI and RSVP.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expenses were $3.1 million for the three months ended June 30, 2006, an increase of 91% from the three months ended June 30, 2005. General and administrative expenses were $6.2 million for the six months ended June 30, 2006, an increase of 115% from the six months ended June 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP, increased compensation and employee related costs as a result of increases in headcount, integration and other expenses associated with the acquisitions of LPI and RSVP and higher occupancy expenses related to the expansion of our corporate headquarters, partially offset by a decrease in stock-based compensation expense. General and administrative expenses as a percentage of revenue were 19% for the three months ended June 30, 2006, down from 20% in the three months ended June 30, 2005. General and administrative expenses as a percentage of revenue were 18% for the six months ended June 30, 2006, down from 19% in the six months ended June 30, 2005. These decreases occurred as a result of the effect of the acquisitions of LPI and RSVP.
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
     Restructuring. On June 29, 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our recently acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during the three months ended June 30, 2006. We expect to be able to complete this restructuring in the third quarter of 2006, with certain payments continuing beyond the third quarter of 2006 in accordance with the terms of existing severance and other agreements and with some aspects of facilities consolidation potentially continuing into the fourth quarter of 2006.
     Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the three months ended June 30, 2006, an increase of 53% from the three months ended June 30, 2005. Depreciation and amortization expense was $2.5 million for the six months ended June 30, 2006, an increase of 51% from the six months ended June 30, 2005. These increases were due primarily to an increase in the amortization of intangible assets associated with the acquisitions of LPI and RSVP and increased capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $0.4 million and $0.7 million for the three and six months ended June 30, 2006, respectively, due to intangible assets which we capitalized in connection with the acquisitions of LPI and RSVP. Depreciation and amortization as a percentage of revenue was 8% for the three months ended June 30, 2006, down from 11% in the three months ended June 30, 2005. Depreciation and amortization as a percentage of revenue was 7% for the six months ended June 30, 2006, down from 11% in the six months ended June 30, 2005.
     For the remainder of fiscal 2006, we expect depreciation and amortization expense will increase materially over fiscal 2005 as a result of the acquisitions of LPI and RSVP and capital investments to support our strategic growth plan.
Other Income and Expenses
     Equity in Net Loss of Unconsolidated Affiliate. We recorded a net loss of unconsolidated affiliate of $16,000 and $25,000 for the three and six months ended June 30, 2005, respectively, for our 45% interest in Gay.it S.p.A. Our investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.
     Interest Expense. Our interest expense was $0.2 million for the three months ended June 30, 2006, an increase of 570% from the three months ended June 30, 2005. Our interest expense was $0.4 million for the six months ended June 30, 2006, an increase of 485% from the six months ended June 30, 2005. These increases were primarily as a result of the issuance of the note payable in connection with the acquisition of LPI.
     Other Income, Net. Other income, net consists of interest earned on cash, cash equivalents and restricted cash as well as other miscellaneous non-operating transactions. Our other income, net was $0.1 million for the three months ended June 30, 2006, a decrease of 65% from the three months ended June 30, 2005. Our other income, net was $0.3 million for the six months ended June 30, 2006, a decrease of 49% from the six months ended June 30, 2005. These decreases were primarily due to decreased interest income during the three and six months ended June 30, 2006 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.
Liquidity and Capital Resources
     We have historically financed our operations primarily through public and private sales of equity. During the six months ended June 30, 2006, net cash used in operating activities was $2.5 million, and was primarily attributable to increases in prepaid expenses and accounts receivable, a decrease in deferred revenue and our net loss for the period, partially offset by an increase in accrued restructuring and non-cash charges related to depreciation and amortization expense. During the six months ended June 30, 2005, net cash provided by operating activities was $3.1 million, and was primarily attributable to the growth of our advertising and premium subscription services and collection of a $1.0 million receivable for tenant improvements.
     Net cash used in investing activities was $11.8 million for the six months ended June 30, 2006, and was primarily attributable to the acquisition of RSVP, an increase in restricted cash and purchases of property and equipment. Net cash used in investing activities was $2.7 million for the six months ended June 30, 2005, and was primarily attributable to purchases of hardware, software, property and equipment, including $0.5 million for capitalization of internally developed software and $0.8 million for capitalization of external product development. While we expect to continue to invest in development and infrastructure in 2006, we also expect to be able to realize tenant improvement allowances associated with the move of our corporate headquarters in the third quarter of 2004.
     Net cash provided by financing activities in the six months ended June 30, 2006 was $0.7 million and was attributable to the repayment of a note receivable from a stockholder and proceeds from the exercise of common stock options, partially offset by principal payments under capital lease obligations and notes payable. Net cash used in financing activities in the six months ended June 30, 2005 was $0.3 million and was primarily attributable to payments of capital lease obligations offset by interest income on the proceeds from our initial public offering. As of June 30, 2006, we had cash and cash equivalents of approximately $4.9 million.

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
     We enter into leasing agreements with cruise lines which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage. At June 30, 2006, we had deposits on leased voyages of $5.7 million included in prepaid expenses and other current assets, long-term deposits on leased voyages of $0.7 million included in other assets and commitments for future deposits of $14.0 million. Typically, customers who book passage on these voyages are required to make scheduled deposits to us for these leased voyages. At June 30, 2006, we had deposits from customers of $4.6 million included in deferred revenue, current portion and $0.7 million included in long-term deferred revenue.
     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the timing of deposits on leased voyages, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand internationally, to complete acquisitions, joint ventures and strategic alliances and for other general corporate activities.
     Based on our current operations and planned growth, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. If we do not have sufficient cash available to finance our operations or potential additional acquisitions, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations and expansion activities. In April 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock.
Off-balance Sheet Liabilities
     We did not have any off-balance sheet liabilities as of June 30, 2006.
Other Contractual Commitments
     The following table summarizes our contractual obligations as of June 30, 2006:

	Payments Due by Period
		Remainder of
	Total	2006	2007-2008	2009-2010	2011 & After
	(In thousands)
Contractual obligations:
Capital lease obligations	$852	$203	$527	$120	$2
Operating leases	15,193	1,354	5,285	5,277	3,277
Deposit commitments	14,009	4,633	9,376	—	—
Notes payable	7,931	399	7,532	—	—
Other	534	261	204	69	—

Total contractual obligations	$38,519	$6,850	$22,924	$5,466	$3,279

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
     Notes payable. In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three and six months ended June 30, 2006, we recorded interest expense on the note of $177,000 and $354,000, respectively.
     In December 2005, we entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount is payable in four quarterly installments beginning in January 2006. As of June 30, 2006, $21,000 is included in notes payable, current portion.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006. As of June 30, 2006, $67,000 is included in notes payable, current portion.
     Other. Other contractual obligations consist of a guaranteed executive incentive bonus and a purchase obligation for a co-location facility agreement with a third-party service provider.
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
     Stock-based compensation. We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In anticipation of the impact of adopting FAS 123R, we accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of FAS 123R. Since we accelerated these shares and adopted FAS 123R using the modified prospective method, we did not record any one-time charges relating to the transition to FAS 123R and the consolidated financial statements for prior periods have not been restated to reflect, and do not include any impact of FAS 123R. As a result of FAS 123R, we expect to award restricted stock units or other compensation in lieu of or in addition to stock options.
     As of June 30, 2006, there was approximately, $926,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on our results of operations, liquidity or capital resources.
     In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for PlanetOut, and we are currently in the process of evaluating the impact of this interpretation on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio in primarily money market funds.
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would not materially increase (decrease) our earnings or loss.
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income. Conversely, our revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2005 and the first six months of 2006 were not material.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2006 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $63,000 at June 30, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may make it more difficult for French users to locate our French website. We have accrued the full damage award and, in January 2006, appealed the French court’s decision. DIALINK’s reply brief to our appeal is due to be filed by August 30, 2006.
Item 1A. Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we may continue to incur losses in the future. As of June 30, 2006, our accumulated deficit was approximately $35.1 million. Although we had positive net income in the year ended December 31, 2005, we may not be able to regain, sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers.
     Our current online content, shopping and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members or market to them. If there is a delay in our plan to improve and consolidate these platforms, and this delay prevents or delays the development or integration of new features or enhancements to existing features, our subscriber growth could slow or decline. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. Subscribers cancel their subscription to our services for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service or publication is a poor value or that customer service issues are not satisfactorily resolved. We also believe that online customer satisfaction has suffered as a result of the presence in the chat rooms of our websites of adbots, which are software programs that create a member registration profile, enter a chat room and display third-party advertisements. Online members may decline to subscribe or existing online subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive down time due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel their subscription, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace canceled subscribers with new subscribers, which will harm our financial condition.
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
     We have significantly expanded our operations and anticipate that further expansion will be required to address current and future growth in our customer base and market opportunities. Our expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand our marketing efforts, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with our online subscriber and member growth, members using our online services may experience degraded performance and our online subscriber growth could slow or decrease and our revenue may decline.
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
     In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan that cut our global workforce by approximately 5% designed to better align our resources with our strategic business objectives. In order to address market opportunities and potential growth in our customer base, we anticipate additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Such acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. Our recent acquisitions of LPI and RSVP and other potential future acquisitions may be associated with a number of risks, including:
•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we have acquired from LPI and RSVP;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition, such as various regulations that may become applicable to us as a result of our acquisition of LPI, including the acquisition of a related entity that produces some content and other materials intended for mature audiences; and

•	the impact of known or unknown liabilities associated with the acquired businesses. For example, in our RSVP business, should some of the third parties with whom we contract in connection with arranging our travel itineraries fail to perform their obligations for any reason, we may be forced to cancel or reschedule planned trips, lose deposits we have made to vendors, refund customer deposits, reimburse other costs to our customers and lose customers for those and other travel itineraries as a result.
     If we are unable to successfully address these or other risks associated with our recent acquisitions of LPI and RSVP or potential future acquisitions, we may be unable to realize the anticipated synergies and benefits of our acquisitions, which could adversely affect our financial condition and results of operations. In addition, the businesses we recently acquired from LPI and RSVP are in more mature markets than our online businesses. The value of these new businesses to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases and advertisers, we can increase revenues in the newly acquired businesses. If this cross-marketing is unsuccessful, or if revenue growth in our acquired businesses is slower than expected, our financial condition and results of operations would be harmed.
If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. In June 2006, we experienced some disruptions in our senior executive team, including the resignation, for personal reasons, of our former Chief Executive Officer, Lowell Selvin, and the subsequent appointment of one of our directors, Karen Magee, as our Chief Executive Officer. Additional changes in our senior management took place as part of our June 2006 reorganization. Such disruptions could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
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
     We focus our services exclusively on the LGBT community. Advertisers and advertising agencies may not consider the LGBT community to be a broad enough or profitable enough market for their advertising budgets, and they may prefer to direct their online and print advertising expenditures to larger higher-traffic websites and higher circulation publications that focus on broader markets. If we are unable to attract new advertisers, if our advertising campaigns are unsuccessful with the LGBT community or if our existing advertisers do not renew their contracts with us, our revenue will decrease and operating results will suffer.
Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, or the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corp., as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, News Corp., and a number of other smaller online companies focused specifically on the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.
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
     We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, Kleptomaniac.com, Buygay.com, Out.com and Advocate.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. For example, the injunction issued in the DIALINK matter has forced us to temporarily change our domain name in France during our appeal of that decision and may make it more difficult for French users to find our French website. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as  .eu or .mobi, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers has been stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. The Walsh Act may result in the stay on enforcement of the CPO Act being lifted. If that occurs, and there are no legal challenges to the Walsh Act or these challenges are unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this may result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscribers growth.
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
     A portion of the content of our media properties is adult in nature. Our adult content increased significantly as a result of our November 2005 acquisition of assets from LPI, which included several adult-themed media properties. Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we are a provider of adult content. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because of our adult content, which, in turn, may hurt the value of our stock. Additionally, future laws or regulations, or new interpretations of existing laws and regulations, may restrict our ability to provide adult content, or make it more difficult or costly to do so, such as the Walsh Act, which became law in July 2006, and the regulations adopted by the DOJ in June 2005 purporting to implement the Child Protection and Obscenity Act of 1988.
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
     As a result of our November 2005 acquisition of assets from LPI, we publish and distribute magazines, such as The Advocate, Out, The Out Traveler and HIVPlus, among others. The commodity prices for paper products have been increasing over the recent years, and producers of paper products are often faced with production capacity limitations, which could result in delays or interruptions in our supply of paper. In addition, mailing costs have also been increasing, primarily due to higher postage rates. If pricing of paper products and mailing costs continue to increase, if we encounter shortages in our paper supplies, or if our third party vendors fail to meet their obligations for any reason, our revenues and profit margins could be adversely affected.
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
     Our executive offices and our data center are located in the San Francisco Bay area and we have significant operations in Los Angeles. Our business and operations could be disrupted in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, acts of terrorism, break-ins or similar events. Because our California operations are located in earthquake-sensitive areas, we are particularly susceptible to the risk of damage to, or total destruction of, our systems and infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling blackouts. If rolling blackouts or other disruptions in power occur, our business and operations could be disrupted, and we will lose revenue. Revenue from our recently acquired RSVP travel business depends in significant part on ocean-going cruises, and could be adversely affected by piracy or hurricanes, tsunamis and other meteorological events affecting areas to be visited by future cruises. Our travel business could also be materially adversely affected by concerns about communicable infectious diseases, including future varieties of influenza.
Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.
     We have used stock options and other long-term incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq Global Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through June 30, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $6.25 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.
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
     From the time of receipt through June 30, 2006, the proceeds of our public offering were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5.0 million, $25.5 million for the acquisition of the assets of LPI and $5.4 million for the acquisition of the assets of RSVP. The remaining proceeds of $7.0 million are being used as working capital and are included within cash and cash equivalents and restricted cash. We expect that the use of the remaining proceeds will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.
Repurchases of Equity Securities.

			(c) Total Number	(d) Maximum Number
	(a) Total		of	or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
April 1, 2006 — April 30, 2006	—	$—	—	—
May 1, 2006 — May 30, 2006	—	—	—	—
June 1, 2006 — June 30, 2006	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2006 annual meeting of stockholders was held on June 14, 2006, to elect two directors to the board of directors and to ratify the appointment of Stonefield Josephson, Inc. as our independent auditors for the fiscal year ending December 31, 2006.
     In the election of directors, the two director nominees were elected with the following votes:

	Number of Votes
Nominee	For	Withheld
H. William Jesse, Jr.	13,390,253	27,875
Karen Magee	13,400,627	17,501
     Directors whose terms of office continued after the meeting are Lowell R. Selvin, Jerry Colonna, Robert W. King and Allen Morgan.
     The stockholders voted in favor of the ratification of the appointment of Stonefield Josephson, Inc. as our independent public auditors for the fiscal year ending December 31, 2006, as follows:

	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Ratification of appointment of auditors	13,373,691	14,323	30,114	11,654,825

Item 5. Other Information.
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

10.26	Employment Agreement dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: August 9, 2006
	By:	/s/ DANIEL J. MILLER

Daniel J. Miller
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

10.26	Employment Agreement, dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.