Form 10-Q
period 2006-09-30
PLANETOUT INC
filed 2006-11-09
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
     ☐ Yes       ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 1, 2006 was 17,570,520.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended September 30, 2006

PAGE
PART I — FINANCIAL INFORMATION	1
Item 1 Unaudited Condensed Consolidated Financial Statements	1
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2006 and the Nine Months Ended September 30, 2005 and 2006	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2006	3
Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures About Market Risk	24
Item 4 Controls and Procedures	25
PART II — OTHER INFORMATION	25
Item 1 Legal Proceedings	25
Item 1A Risk Factors	25
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3 Defaults Upon Senior Securities	35
Item 4 Submission of Matters to a Vote of Security Holders	35
Item 5 Other Information	35
Item 6 Exhibits	36
SIGNATURES	37
EXHIBIT INDEX	38

EXHIBIT 12.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2005	2006
ASSETS

Current assets:
Cash and cash equivalents	$18,461	$14,781
Short-term investments	—	769
Restricted cash	—	4,080
Accounts receivable, net	6,030	7,434
Inventory	1,349	1,432
Prepaid expenses and other current assets	2,571	12,077

Total current assets	28,411	40,573
Property and equipment, net	8,167	10,011
Goodwill	28,699	32,572
Intangible assets, net	10,909	12,533
Other assets	1,152	1,014

Total assets	$77,338	$96,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,334	$2,437
Accrued expenses and other liabilities	2,750	3,661
Accrued restructuring	—	533
Deferred revenue, current portion	8,749	15,081
Capital lease obligations, current portion	309	598
Notes payable, current portion net of discount	222	6,444
Deferred rent, current portion	286	386

Total current liabilities	13,650	29,140
Deferred revenue, less current portion	1,771	1,525
Capital lease obligations, less current portion	212	1,395
Notes payable, less current portion and discount	7,075	10,731
Deferred rent, less current portion	1,578	1,395

Total liabilities	24,286	44,186

Minority interest in consolidated subsidiaries	—	47
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,248 and 17,503 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	17	17
Additional paid-in capital	88,333	89,137
Note receivable from stockholder	(603)	—
Accumulated other comprehensive loss	(123)	(132)
Accumulated deficit	(34,572)	(36,552)

Total stockholders’ equity	53,052	52,470

Total liabilities and stockholders’ equity	$77,338	$96,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenue:
Advertising services	$2,106	$6,386	$6,064	$19,051
Subscription services	5,077	5,831	15,102	18,422
Transaction services	368	3,191	1,120	11,803

Total revenue	7,551	15,408	22,286	49,276

Operating costs and expenses: (*)
Cost of revenue	2,177	8,225	6,622	24,527
Sales and marketing	2,551	4,144	7,539	12,515
General and administrative	1,430	2,996	4,293	9,154
Restructuring	—	58	—	892
Depreciation and amortization	787	1,319	2,455	3,843

Total operating costs and expenses	6,945	16,742	20,909	50,931

Income (loss) from operations	606	(1,334)	1,377	(1,655)
Equity in net loss of unconsolidated affiliate	(32)	—	(57)	—
Interest expense	(20)	(218)	(88)	(616)
Other income, net	362	96	914	376

Income (loss) before income taxes and minority interest	916	(1,456)	2,146	(1,895)
Provision for income taxes	(75)	(38)	(116)	(38)
Minority interest in gain of consolidated affiliate	—	—	—	(47)

Net income (loss)	$841	$(1,494)	$2,030	$(1,980)

Net income (loss) per share:
Basic	$0.05	$(0.09)	$0.12	$(0.11)

Diluted	$0.05	$(0.09)	$0.11	$(0.11)

Weighted-average shares used to compute net income (loss) per share:
Basic	17,202	17,333	17,078	17,303

Diluted	18,200	17,333	18,148	17,303

(*) Includes stock-based compensation as follows (see Note 2):
Cost of revenue	$10	$11	$37	$17
Sales and marketing	33	16	58	18
General and administrative	90	34	156	12

Total stock-based compensation	$133	$61	$251	$47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$2,030	$(1,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,455	3,843
Provision for doubtful accounts	28	293
Restructuring	—	19
Stock-based compensation	251	47
Amortization of deferred rent	173	(59)
(Gain) loss on disposal or write-off of property and equipment	(3)	15
Equity in net loss of unconsolidated affiliate	57	—
Minority interest	—	47
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	(141)	(1,436)
Inventory	—	(83)
Prepaid expenses and other assets	569	(4,653)
Accounts payable	(1,408)	1,027
Accrued expenses and other liabilities	(76)	873
Accrued restructuring	—	533
Deferred revenue	846	(276)

Net cash provided by (used in) operating activities	4,781	(1,790)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(5,403)
Purchases of property and equipment	(3,246)	(2,670)
Purchases of short-term investments	—	(769)
Changes in restricted cash	—	(4,080)

Net cash used in investing activities	(3,246)	(12,922)

Cash flows from financing activities:
Proceeds from exercise of common stock options and warrants	525	312
Proceeds from issuance of notes payable	—	10,500
Proceeds from repayment of note receivable from stockholder	—	843
Principal payments under capital lease obligations and notes payable	(1,024)	(614)

Net cash provided by (used in) financing activities	(499)	11,041

Effect of exchange rate on cash and cash equivalents	(15)	(9)

Net increase (decrease) in cash and cash equivalents	1,021	(3,680)
Cash and cash equivalents, beginning of period	43,128	18,461

Cash and cash equivalents, end of period	$44,149	$14,781

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$34	$2,135

Unearned stock-based compensation	$468	$—

Issuance of common stock warrants in connection with debt issuance	$—	$445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
     PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000. The Company, together with its subsidiaries, is a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of products and services, including online and print media properties, marketing vehicles and other goods and services. With the acquisitions of LPI Media, Inc. and related entities (“LPI”) in November 2005 and RSVP Productions, Inc. (“RSVP”) in March 2006, the Company expanded the number and scope of its online and print media properties and became a leading marketer of gay and lesbian travel and events.
     The Company’s online media properties include the leading LGBT-focused websites Gay.com, PlanetOut.com, Advocate.com and Out.com. The Company’s print media properties include the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. The Company’s marketing vehicles include gay and lesbian travel and events marketed through its RSVP brand, such as cruises, land tours and resort vacations. The Company also offers its customers access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, including fashion, video and music products. The Company also generates revenue from newsstand sales of its various print properties.
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

Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair value of which approximates cost.
Restricted Cash
     Restricted cash consists of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $3,920,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement. Approximately $1,282,000 of the restricted cash related to future deposit commitments will be applied against the commitments for future deposits during the remainder of 2006 and approximately $2,638,000 of the restricted cash related to future deposit commitments will be applied against the commitments for future deposits in February 2007.
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
     Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. At December 31, 2005 and September 30, 2006, the balance of these leasehold improvement allowances was $1,402,000. During the three months ended September 30, 2005 and 2006, the Company amortized $47,000 and $48,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2005 and 2006, the Company amortized $139,000 and $145,000, respectively, as a reduction of rent expense in the accompanying unaudited condensed consolidated statements of operations. At December 31, 2005 and September 30, 2006, the deferred rent balance attributable to these incentives totaled $1,179,000 and $1,034,000, respectively. Future amortization of the balance of these tenant incentives is estimated to be $48,000 for the three remaining months of 2006, $194,000 each year for 2007 to 2011, and $16,000 in 2012. At December 31, 2005 and September 30, 2006, the Company had receivable balances for tenant incentives of $243,000 and zero, respectively, recorded under prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During the three months ended September 30, 2005 and 2006, the Company capitalized costs of $355,000 and $700,000, respectively, and recorded $238,000 and $350,000 of related amortization expense, respectively. During the nine months ended September 30, 2005 and 2006, the Company capitalized costs of $1,545,000 and $1,479,000, respectively, and recorded $619,000 and $1,013,000 of related amortization expense, respectively. The capitalized costs for the three months ended September 30, 2005 and 2006 included $115,000 and $291,000, respectively, paid to external consultants for website development. The capitalized costs for the nine months ended September 30, 2005 and 2006 included $830,000 and

$493,000, respectively, paid to external consultants for website development.
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
Revenue Recognition
     The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns are recorded based upon historical experience. In January 2006, the Company began offering its customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company defers subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.
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
Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2005 and September 30, 2006, the balance of unamortized direct-response advertising costs was $173,000 and $1,414,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended September 30, 2005 and 2006 were $699,000 and $920,000, respectively. Total advertising costs in the nine months ended September 30, 2005 and 2006 were $2,218,000 and $2,706,000, respectively.
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
     Recognition of revenues and expenses are deferred until completion of the final sub-event of the respective defined accounting unit. As of September 30, 2006, the Company has recorded deferred revenue of zero related to event marketing and $2,000 of prepaid direct costs of event marketing included in prepaid expenses and other current assets.
Equity Incentive Plans
     The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest over two to four years, are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company and expire within 10 years from the date of grant. As of September 30, 2006, the Company has reserved an aggregate of approximately 3,192,000 shares of common stock for issuance under its equity incentive plans.
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
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations during the three and nine months ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure (as amended)” (“FAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures. In anticipation of the impact of adopting FAS 123R, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R. Since the Company accelerated these shares, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.
     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the three and nine months ended September 30, 2005 for employee stock option awards that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     The pro forma information for the three and nine months ended September 30, 2005 required under FAS 123 was as follows (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported:	$841	$2,030

Add: Employee stock-based compensation expense included in reported net income, net of tax	133	251

Less: Total employee stock-based compensation expense determined under fair value, net of tax	(245)	(646)

Pro forma net income	$729	$1,635

Net income per share
As reported — basic	$0.05	$0.12

As reported — diluted	$0.05	$0.11

Pro forma — basic	$0.04	$0.10

Pro forma — diluted	$0.04	$0.09

     Prior to adopting FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statement of cash flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the three and nine months ended September 30, 2006, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine months ended September 30,
	2005	2006
Expected lives (in years)	5	7
Risk free interest rates	3.59 - 4.16%	4.32 - 4.57%
Dividend yield	0%	0%
Volatility	85%	75%
     The Company’s computation of expected volatility for the nine months ended September 30, 2006 is based on a combination of historical and market-based implied volatility from other equities comparable to the Company’s stock at the time of the grants. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
     The following table summarizes activity under our equity incentive plans for the nine months ended September 30, 2006 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,112	$5.03

Granted	49	$9.08

Exercised	(93)	$3.36

Cancelled	(107)	$8.01

Outstanding at September 30, 2006	1,961	$5.04	6.20	$3,622

Vested and expected to vest at September 30, 2006	1,939	$5.02	6.17	$3,613

Options exercisable at September 30, 2006	1,902	$4.93	6.11	$3,613

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 977,000 options that were in the money at September 30, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock option plans was approximately $64,000 and $489,000, respectively. As of September 30, 2006, there was approximately $1,176,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.
Restricted Stock Grants
     The Company grants restricted stock to employees and non-employee directors under the 2004 Equity Incentive Plan (the “Plan”). Restricted stock grants issued under the Plan generally vest in one to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. The Company records compensation expense for restricted stock grants based on the quoted market price of the Company’s stock at the grant date and amortizes the expense over the vesting period. During the three and nine months ended September 30, 2006, the Company recorded approximately $135,000 and $137,000 of compensation expense related to restricted stock grants.
     A summary of the status and changes of the Company’s unvested shares related to its equity incentive plans as of and during the nine months ended September 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested at January 1, 2006	—	$—

Granted	162	$7.04

Unvested at September 30, 2006	162	$7.04

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
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Numerator:

Net income (loss)	$841	$(1,494)	$2,030	$(1,980)

Denominator:
Weighted-average shares	17,202	17,333	17,078	17,303
Effect of dilutive securities:
Dilutive common stock equivalents	998	—	1,070	—

Dilutive potential common shares	998	—	1,070	—

	18,200	17,333	18,148	17,303

Net income (loss) per share:
Basic	$0.05	$(0.09)	$0.12	$(0.11)

Diluted	$0.05	$(0.09)	$0.11	$(0.11)

     The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Nine months ended September 30,
	2005	2006
Common stock options and warrants	723	2,081
Common stock subject to repurchase	2	—

	725	2,081

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

Variable Interest Entity
     The Company has determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s condensed consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. The minority interest’s share of income for the three and nine months ended September 30, 2006 totaled zero and $47,000, respectively. The minority interest’s share of accumulated income at December 31, 2005 and September 30, 2006 was zero and $47,000, respectively.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for PlanetOut and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.
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

     Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the RSVP acquisition was completed at the beginning of the years 2005 and 2006, is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Revenue	$12,425	$15,408	$31,342	$50,991

Net income (loss)	$1,008	$(1,494)	$1,698	$(2,480)

Basic income (loss) per share	$0.06	$(0.09)	$0.10	$(0.14)

Goodwill
     The following table presents goodwill balances and the adjustments to the Company’s acquisitions during the nine months ended September 30, 2006 (in thousands):

	December 31,	Goodwill		September 30,
Acquisition	2005	Acquired	Adjustments	2006
Acquisitions prior to December 31, 2004	$3,403	$—	$—	$3,403
LPI	25,296	—	(109)	25,187
RSVP	—	3,982	—	3,982

	$28,699	$3,982	$(109)	$32,572

     Adjustments to goodwill during the nine months ended September 30, 2006 resulted primarily from purchase price adjustments related to transaction costs and deferred revenue.
     In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year. Based on the Company’s last impairment test as of December 1, 2005, the Company determined there was no impairment. There were no events or circumstances from that date through September 30, 2006 indicating that a further assessment was necessary.
Intangible Assets
     The components of acquired identifiable intangible assets are as follows (in thousands):

	December 31, 2005			September 30, 2006
	Gross			Gross
	Carrrying	Accumulated	Net Carrying	Carrrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Intangible assets:

Customer lists and user bases	$8,678	$3,469	$5,209	$10,488	$4,595	$5,893
Tradenames	8,040	2,340	5,700	8,980	2,340	6,640
Other intangible assets	726	726	—	726	726	—

	$17,444	$6,535	$10,909	$20,194	$7,661	$12,533

     Intangible assets subject to amortization consist primarily of customer lists and user bases with amortization periods of two to six years.
     As of September 30, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006 (remaining three months)	$401
2007	1,423
2008	1,396
2009	1,257
2010	1,093
2011	277
Thereafter	46

$5,893

Note 4 — Other Balance Sheet Components

	December 31,	September 30,
	2005	2006
	(In thousands)
Accounts receivable:
Trade accounts receivable	$7,033	$8,903
Less: Allowance for doubtful accounts	(259)	(412)
Less: Provision for returns	(744)	(1,057)

	$6,030	$7,434

     In the three months ended September 30, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $2,000 and $395,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $37,000 and $424,000, respectively. In the nine months ended September 30, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $28,000 and $1,292,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $61,000 and $1,139,000, respectively. The increases in write-offs and provisions for doubtful accounts in the three and nine months ended September 30, 2006 over the same periods in 2005 are due to the businesses acquired in the LPI acquisition.
     Prior to the acquisition of LPI in November 2005, the Company estimated a provision for returns of zero based on its historical returns. In the three months ended September 30, 2006, the Company provided for an increase in the provision for returns of $1,106,000, and wrote-off accounts receivable against the provision for returns totaling $1,233,000. In the nine months ended September 30, 2006, the Company provided for an increase in the provision for returns of $3,425,000, and wrote-off accounts receivable against the provision for returns totaling $3,112,000.

	December 31,	September 30,
	2005	2006
	(In thousands)
Inventory:
Materials for future publications	$415	$400
Finished goods available for sale	1,019	1,132

	1,434	1,532
Less: reserve for obsolete inventory	(85)	(100)

	$1,349	$1,432

     Prior to the acquisition of LPI in November 2005, the Company estimated a provision for obsolete inventory of zero based on its historical valuation of inventory. In the three months ended September 30, 2006, the Company provided for an increase in the provision for obsolete inventory of $12,000, and wrote-off inventory against the reserve for obsolete inventory totaling $8,000. In the nine months ended September 30, 2006, the Company provided for an increase in the reserve for obsolete inventory of $28,000, and wrote-off inventory against the reserve for obsolete inventory totaling $13,000.

	December 31,	September 30,
	2005	2006
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$2,328	$4,024
Deposits on leased voyages and vacations	—	8,053
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	243	—

	$2,571	$12,077

	December 31,	September 30,
	2005	2006
	(In thousands)
Property and equipment:
Computer equipment and software	$10,402	$12,501
Furniture and fixtures	1,396	1,653
Leasehold improvements	1,555	1,970
Website development costs	4,783	6,218

	18,136	22,342
Less: Accumulated depreciation and amortization	(9,969)	(12,331)

	$8,167	$10,011

     During the three months ended September 30, 2005 and 2006, depreciation and amortization expense of property and equipment was $787,000 and $914,000, respectively. During the nine months ended September 30, 2005 and 2006, depreciation and amortization expense of property and equipment was $2,455,000 and $2,711,000, respectively.

	December 31,	September 30,
	2005	2006
	(In thousands)
Other assets:
Other assets	$921	$1,014
Interest on note receivable from stockholder (Note 5)	231	—

	$1,152	$1,014

	December 31,	September 30,
	2005	2006
	(In thousands)
Accrued liabilities:
Accrued payroll and related liabilities	$989	$1,270
Other accrued liabilities	1,761	2,391

	$2,750	$3,661

Note 5 — Related Party Transaction
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $13,000 and zero was recognized in the three months ended September 30, 2005 and 2006, respectively. Interest income of $39,000 and $9,000 was recognized in the nine months ended September 30, 2005 and 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.

Note 6 — Notes Payable
     The Company’s notes payable, net of discounts were comprised of the following:

	December 31,	September 30,
	2005	2006
	(In thousands)
Notes payable to vendors	$222	$45

LPI note	7,075	7,075

Orix term loan	—	7,500

Orix revolving loan	—	3,000

	7,297	17,620

Less: discount	—	(445)

	7,297	17,175

Less: current portion, net of discount	222	6,444

Notes payable, less current portion and discount	$7,075	$10,731

     In November 2004, the Company entered into a software maintenance agreement under which $332,000 was financed with a vendor. This amount was payable in seven quarterly installments beginning in January 2005. The note was paid in full in June 2006. In December 2005, the Company entered into a payment plan agreement with a vendor to finance a purchase of system software in the amount of $82,000. This amount was payable in four quarterly installments beginning in January 2006. The note was paid in full in September 2006. In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006.
     In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three and nine months ended September 30, 2006, the Company recorded interest expense on the note of $177,000 and $531,000, respectively, in the condensed consolidated statements of operations.
     In September 2006, the Company entered into a Loan and Security Agreement (the “Agreement”) with ORIX Venture Finance, LLC (“Orix”). Pursuant to the Agreement, the Company borrowed $7,500,000 as a term loan and has access to a $7,500,000 24-month revolving loan under which the Company has borrowed $3,000,000 as of September 30, 2006. The borrowings under the line of credit are limited to 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 bearing interest at a rate of prime plus 3%, decreasing to prime plus 2% if certain financial benchmarks are met. The revolving loan bears interest at a rate of prime plus 1%. The loans are secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note, and the Company’s intellectual property including www.gay.com and its derivative URLs.
     In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan. The value of the warrant was estimated by the Company using the Black-Scholes pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	105%
Risk-free interest rate	4.56%
Expected life of warrants	7 years

Note 7 —Commitments and Contingencies
Deposit Commitments
     The Company enters into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At September 30, 2006, the Company had deposits on leased voyages and vacations of $8,053,000 included in prepaid expenses and other current assets and commitments for future deposits of $10,002,000, of which $3,920,000 is secured by restricted cash pursuant to a contractual agreement associated with an irrevocable letter of credit. Approximately $1,282,000 of the restricted cash will be applied against the commitments for future deposits during the remainder of 2006 and approximately $2,638,000 of the restricted cash will be applied against the commitments for future deposits in February 2007.
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
     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (US $63,000 at September 30, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage awarded as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. The Company has accrued the full damage award. In January 2006, both sides appealed the French court’s decision. The Court of Appeals, which hears such matters de novo, was fully briefed and held a hearing on October 16, 2006. The Company expects a decision from the Court of Appeals by the end of December 2006.
Note 8 — Restructuring
     In June 2006, the board of directors of the Company adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company consolidated its media and advertising services, e-commerce services and back-office operations on a global basis to streamline its operations as part of continued integration of its recently acquired businesses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 5%. Restructuring costs of approximately $834,000, primarily related to termination benefits of approximately $631,000 and the cost of closing redundant facilities of approximately $203,000, were recorded during the three months ended June 30, 2006. During the three months ended September 30, 2006, the Company recorded adjustments to the cost of closing redundant facilities of approximately $58,000. The Company expects to be able to complete this restructuring in the fourth quarter of 2006, with certain payments continuing beyond the fourth quarter of 2006 in accordance with the terms of existing severance and other agreements.
     The following is a summary of the restructuring activities:

					Accrued
	Initial				Restructuring
	Restructuring	Cash			As of
	Charges	Payments	Write-offs	Adjustments	September 30, 2006
	(In thousands)
Termination benefits	$631	$(279)	$—	$—	$352
Cost of closing redundant facilities	203	(61)	(19)	58	181

Total	$834	$(340)	$(19)	$58	$533

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
     With our November 2005 acquisition of substantially all of the assets of LPI Media Inc. and related entities (“LPI”), we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to seven other online and print products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.
     In March 2006, we completed the purchase of substantially all of the assets of RSVP, a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. Through RSVP, we are able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on land, at resorts, and on cruises, by contracting with third-parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties and events, and markets these enhanced vacation packages to the gay and lesbian audience.
     These acquisitions support our strategic plan of building a diversified global media and entertainment company serving the LGBT community, growing our revenue base and diversifying our revenue mix among advertising services, subscription services and transaction services.
     In June 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our recently acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during the three months ended June 30, 2006. We expect to be able to complete this restructuring in the fourth quarter of 2006, with certain payments continuing beyond the fourth quarter of 2006 in accordance with the terms of existing severance and other agreements.
     Although we had positive net income in the year ended December 31, 2005, we had a net loss of $2.0 million for the nine months ended September 30, 2006 and we have incurred significant losses since our inception. As of September 30, 2006, we had an accumulated deficit of $36.5 million. We expect to incur significant marketing, engineering and technology, and general and administrative expenses for the foreseeable future. As a result, we will need to continue to grow revenue and increase our operating margins to regain and expand our profitability.
Results of Operations
     The following table sets forth the percentage of total revenue represented by items in our condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(As a percentage of total revenue; unaudited)
Consolidated statements of operations data:
Revenue:
Advertising services	27.9%	41.4%	27.2%	38.6%
Subscription services	67.2	37.9	67.8	37.4
Transaction services	4.9	20.7	5.0	24.0

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	28.8	53.4	29.7	49.8
Sales and marketing	33.8	26.9	33.8	25.4
General and administrative	18.9	19.4	19.3	18.6
Restructuring	—	0.4	—	1.8
Depreciation and amortization	10.5	8.6	11.0	7.8

Total operating costs and expenses	92.0	108.7	93.8	103.4

Income (loss) from operations	8.0	(8.7)	6.2	(3.4)
Equity in net loss of unconsolidated affiliate	(0.4)	—	(0.3)	—
Interest expense	(0.3)	(1.4)	(0.4)	(1.3)
Other income, net	4.8	0.6	4.1	0.9

Income (loss) before income taxes and minority interest	12.1	(9.5)	9.6	(3.8)
Provision for income taxes	(1.0)	(0.2)	(0.5)	(0.1)
Minority interest in gain of consolidated affiliate	—	—	—	(0.1)

Net income (loss)	11.1%	(9.7)%	9.1%	(4.0)%

Summary
     Total revenue was $15.4 million in the three months ended September 30, 2006, increasing 104% above total revenue of $7.6 million in the three months ended September 30, 2005. Total revenue was $49.3 million in the nine months ended September 30, 2006, increasing 121% above total revenue of $22.3 million in the nine months ended September 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP.
     Total operating costs and expenses were $16.7 million in the three months ended September 30, 2006, 141% above operating costs and expenses of $6.9 million in the three months ended September 30, 2005. Total operating costs and expenses were $50.9 million in the nine months ended September 30, 2006, 144% above operating costs and expenses of $20.9 million in the nine months ended September 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP and expenses related to the adoption of the restructuring plan in June 2006.
     Loss from operations was $1.3 million in the three months ended September 30, 2006, compared to income from operations of $0.6 million in the three months ended September 30, 2005. Loss from operations was $1.7 million in the nine months ended September 30, 2006, compared to income from operations of $1.4 million in the nine months ended September 30, 2005. This decrease was primarily related to the restructuring expenses in the second quarter of 2006 and, to a lesser extent, expenses related to the acquisition and integration of LPI and RSVP, and the effect of the international gratis campaign which was launched in October 2005. As part of the gratis campaign, we offer our online premium services free of charge in most international markets. While this campaign has increased our marketing expenses and reduced the growth in our subscription services revenue, and therefore resulted in decreased operating margins in the international sector, it is intended to grow critical mass in international markets and lay the foundation for future international revenue growth from our family of media and entertainment properties.
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
Revenue
     Advertising Services. We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings and from print advertising. Advertising services revenue was $6.4 million in the three months ended September 30, 2006, an increase of 203% from the three months ended September 30, 2005. We had advertising services revenue of $19.1 million in the nine months ended September 30, 2006, an increase of 214% from the nine months ended September 30, 2005. This improvement was due, in part, to growth of the general online advertising industry and the incremental effect of the acquisition of LPI. During the first nine months of 2006, we expanded our “Local Scene” listings on our websites, a local business listing directory intended to drive local business advertising opportunities. Advertising services revenue accounted for 41% of revenue for the three months ended September 30, 2006, up from 28% for the three months ended September 30, 2005. Advertising services revenue accounted for 39% of revenue for the nine months ended September 30, 2006, up from 27% for the nine months ended September 30, 2005.
     For the remainder of fiscal 2006, we expect advertising services revenue to continue to increase over fiscal 2005, in both absolute dollars and as a percentage of our overall revenue as a result of both continued growth of the general online advertising industry and the effects of the acquisition of LPI.
     Subscription Services. We currently offer our customers nine separate subscription services across both our online and print media properties. In addition, we have developed new bundled packages of our various subscription services to increase their value to our customers and to generate subscribers, circulation and revenue. Our subscription services revenue was $5.8 million in the three months ended September 30, 2006, an increase of 15% from the three months ended September 30, 2005. Our subscription services revenue was $18.4 million in the nine months ended September 30, 2006, an increase of 22% from the nine months ended September 30, 2005. These increases were due to the incremental effect of the acquisition of LPI, partially offset by a reduction in online subscribers. For the three months ended September 30, 2006, subscription services revenue accounted for 38% of revenue, down from 67% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, subscription services revenue accounted for 37% of revenue, down from 68% for the nine months ended September 30, 2005. The decreases in subscription services revenue as a percentage of total revenue occurred as a result of the higher growth rate of our advertising services, the international gratis campaign, and the acquisitions of LPI and RSVP.
     For fiscal 2006, we expect total subscription services revenue to increase over fiscal 2005, as a result of the full year impact of the LPI acquisition, partially offset by a reduction in online subscribers, relating in part to the continuation of the international gratis campaign. At the same time, however, we expect the percentage of our overall revenue attributable to subscription services to decrease as a result of even higher growth in our advertising and transaction service lines associated, in part, with the acquisitions of LPI and RSVP.
     Transaction Services. Transaction services revenue includes revenue generated from the sale of products through multiple e-commerce websites, sales of magazines through newsstand circulation, book sales, travel events and event marketing. Travel events services include cruises, land tours and resort vacations, together with revenues from onboard and other activities. Our transaction services revenue totaled $3.2 million in the three months ended September 30, 2006, an increase of 767% from the three months ended September 30, 2005. Transaction services revenue totaled $11.8 million in the nine months ended September 30, 2006, an increase of 954% from the nine months ended September 30, 2005. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP as well as revenue generated through our joint venture, PNO DSW Events, LLC. Transaction services revenue accounted for 21% of revenue for the three months ended September 30, 2006, up from 5% for the three months ended September 30, 2005. Transaction services revenue accounted for 24% of revenue for the nine months ended September 30, 2006, up from 5% for the nine months ended September 30, 2005.
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

Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, product engineering of our online properties and producing and maintaining content for our various websites, magazines and newsletters. Other expenses directly related to generating revenue included in cost of revenue include commissions and other expenses related to travel events services, transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $8.2 million in the three months ended September 30, 2006, an increase of 278% from the three months ended September 30, 2005. Cost of revenue was $24.5 million in the nine months ended September 30, 2006, an increase of 270% from the nine months ended September 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP. During the three months ended September 30, 2006, we wrote-off deposits on leased voyages of approximately $0.5 million as a result of a third-party contractor’s inability to meet its contractual obligations to us to provide the basic travel services associated with cruises. Cost of revenue was 53% as a percentage of total revenue for the three months ended September 30, 2006, up from 29% in the three months ended September 30, 2005. Cost of revenue was 50% as a percentage of total revenue for the nine months ended September 30, 2006, up from 30% in the nine months ended September 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP and an increase in product engineering expenses in support of our product development efforts.
     For the remainder of fiscal 2006, we expect cost of revenue to increase over fiscal 2005 as we continue our product development efforts, and due to the acquisitions of LPI and RSVP. We expect the cost of revenue as percentage of revenue to increase for the remainder of 2006 over fiscal 2005 as a result of the shift in our revenue mix resulting from the acquisitions of LPI and RSVP.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $4.1 million in the three months ended September 30, 2006, an increase of 62% from the three months ended September 30, 2005. Sales and marketing expenses were $12.5 million in the nine months ended September 30, 2006, an increase of 66% from the nine months ended September 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP, partially offset by decreased advertising expenses related to our premium online subscription services. Sales and marketing expenses as a percentage of revenue were 27% for the three months ended September 30, 2006, down from 34% in the three months ended September 30, 2005. Sales and marketing expenses as a percentage of revenue were 25% for the nine months ended September 30, 2006, down from 34% in the nine months ended September 30, 2005. These decreases occurred primarily as a result of the effect of the acquisitions of LPI and RSVP.
     For the remainder of fiscal 2006, we expect sales and marketing expenses to increase over fiscal 2005 due to the incremental costs of selling and marketing the LPI and RSVP products and services. We expect sales and marketing expense as a percentage of revenue to decrease as we begin to leverage operating synergies from our historical business and our acquisitions of LPI and RSVP.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. General and administrative expenses were $3.0 million for the three months ended September 30, 2006, an increase of 110% from the three months ended September 30, 2005. General and administrative expenses were $9.2 million for the nine months ended September 30, 2006, an increase of 113% from the nine months ended September 30, 2005. These increases were due to the incremental effect of the acquisitions of LPI and RSVP; increased compensation and employee related costs as a result of increases in headcount; other relocation and retention charges; and integration and other expenses associated with the acquisitions of LPI and RSVP such as increased legal and insurance expenses. General and administrative expenses as a percentage of revenue were 19% for the three months ended September 30, 2006 and the three months ended September 30, 2005. General and administrative expenses as a percentage of revenue were 19% for the nine months ended September 30, 2006 and the nine months ended September 30, 2005.
     For the remainder of fiscal 2006, we expect general and administrative expenses to increase over fiscal 2005 related to the acquisition and integration of LPI and RSVP. We expect general and administrative expenses as a percentage of revenue to decrease as advertising services revenue increases over fiscal 2005 and as we begin to leverage operating synergies from our acquisitions of LPI and RSVP.
     Restructuring. In June 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our recently acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during the three months ended June 30, 2006. During the three months ended September 30, 2006, we recorded adjustments to the cost of closing redundant facilities of approximately $0.1 million. We expect to be able to complete this restructuring in the fourth quarter of 2006, with certain payments continuing beyond the fourth quarter of 2006 in accordance with the terms of existing severance and other agreements.
     Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the three months ended September 30, 2006, an increase of 68% from the three months ended September 30, 2005. Depreciation and amortization expense was $3.8 million for the nine months ended September 30, 2006, an increase of 57% from the nine months ended September 30, 2005. These increases were due primarily to an increase in the amortization of intangible assets associated with the acquisitions of LPI and RSVP and increased capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $0.4 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, due to intangible assets which we capitalized in connection with the acquisitions of LPI and RSVP. Depreciation and amortization as a percentage of revenue was 9% for the three months ended September 30, 2006, down from 11% in the three months ended September 30, 2005. Depreciation and amortization as a percentage of revenue was 8% for the nine months ended September 30, 2006, down from 11% in the nine months ended September 30, 2005.
     For the remainder of fiscal 2006, we expect depreciation and amortization expense will increase materially over fiscal 2005 as a result of the acquisitions of LPI and RSVP and capital investments to support our on-going product development.
Other Income and Expenses
     Equity in Net Loss of Unconsolidated Affiliate. We recorded a net loss of unconsolidated affiliate of $32,000 and $57,000 for the three and nine months ended September 30, 2005, respectively, for our interest in Gay.it S.p.A. Our investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.
     Interest Expense. Our interest expense was $0.2 million for the three months ended September 30, 2006, an increase of 990% from the three months ended September 30, 2005. Our interest expense was $0.6 million for the nine months ended September 30, 2006, an increase of 600% from the nine months ended September 30, 2005. These increases were primarily as a result of the issuance of the note payable in connection with the acquisition of LPI.
     Other Income, Net. Other income, net consists of interest earned on cash, cash equivalents, restricted cash and short-term investments as well as other miscellaneous non-operating transactions. Our other income, net was $0.1 million for the three months ended September 30, 2006, a decrease of 74% from the three months ended September 30, 2005. Our other income, net was $0.4 million for the nine months ended September 30, 2006, a decrease of 59% from the nine months ended September 30, 2005. These decreases were primarily due to decreased interest income during the three and nine months ended September 30, 2006 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.
Liquidity and Capital Resources
     We have historically financed our operations primarily through public and private sales of equity. During the nine months ended September 30, 2006, net cash used in operating activities was $1.8 million, and was primarily attributable to increases in prepaid expenses and accounts receivable, and our net loss for the period, partially offset by increases in accounts payable, accrued and other liabilities and accrued restructuring and non-cash charges related to depreciation and amortization expense. During the nine months ended September 30, 2005, net cash provided by operating activities was $4.8 million, and was primarily attributable to the growth of our advertising and premium subscription services and collection of a $1.0 million receivable for tenant improvements, partially offset by a decrease in accounts payable and an increase in accounts receivable.
     Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2006, and was primarily attributable to the acquisition of RSVP, an increase in restricted cash, purchases of property and equipment and purchases of short-term investments. Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2005, and was primarily attributable to purchases of hardware, software, property and equipment, including $0.7 million for capitalization of internally developed software and $0.8 million for capitalization of external product development.
     Net cash provided by financing activities in the nine months ended September 30, 2006 was $11.0 million and was primarily attributable to proceeds from issuance of notes payable. Net cash used in financing activities in the nine months ended September 30, 2005 was $0.5 million and was primarily attributable to payments of capital lease obligations offset by interest income on the proceeds from our initial public offering. As of September 30, 2006, we had cash and cash equivalents of approximately $14.8 million.

     In November 2005, we acquired substantially all of the assets of LPI for a purchase price of approximately $32.6 million which consisted of $24.9 million paid in cash and approximately $7.1 million in the form of a note to the sellers secured by the assets of SpecPub, Inc. and payable in three equal installments in May, August and November 2007, and the reimbursement of certain prepaid and other expenses of approximately $0.6 million.
     In March 2006, we acquired substantially all of the assets of RSVP for a purchase price of approximately $6.7 million. The purchase agreement entitles RSVP to receive potential additional earn-out payments of up to $3.0 million payable upon certain revenue and net income milestones for each of the years ending December 31, 2007 and December 31, 2008. These earn-out payments, if any, will be paid no later than March 15, 2008 and March 15, 2009, respectively, and may be paid in either cash or shares of our common stock, at our discretion.
     In September 2006, we entered into a Loan and Security Agreement (the “Agreement”) with ORIX Venture Finance, LLC (“Orix”). Pursuant to the Agreement, we borrowed $7,500,000 as a term loan and have access to a $7,500,000 24-month revolving loan under which we have borrowed $3,000,000 as of September 30, 2006. The borrowings under the line of credit are limited to 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 bearing interest at a rate of prime plus 3%, decreasing to prime plus 2% if certain financial benchmarks are met. The revolving loan bears interest at a rate of prime plus 1%. The loans are secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note, and our intellectual property including www.gay.com and its derivative URLs. In connection with the term loan agreement, we also issued to Orix a 7-year warrant to purchase up to 120,000 shares of our common stock at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.
     We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At September 30, 2006, we had deposits on leased voyages and vacations of $8.1 million included in prepaid expenses and other current assets and commitments for future deposits of $10.1 million. Typically, customers who book passage on these voyages or vacations are required to make scheduled deposits to us for these leased voyages or vacations. At September 30, 2006, we had deposits from customers of $6.1 million included in deferred revenue, current portion.
     Our capital requirements depend on many factors, including growth of our revenue, the resources we devote to developing, marketing and selling our services, the timing and extent of our introduction of new features and services, the timing of deposits on leased voyages or vacations, the extent and timing of potential investments or acquisitions and other factors. In particular, our premium membership services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts, to expand the number of leased voyages offered to our customers, to expand internationally and for other general corporate activities.
Off-balance Sheet Liabilities
     We did not have any off-balance sheet liabilities as of September 30, 2006.
Other Contractual Commitments
     The following table summarizes our contractual obligations as of September 30, 2006:

	Payments Due by Period
		Remainder of
	Total	2006	2007-2008	2009-2010	2011 & After
	(In thousands)
Contractual obligations:
Capital lease obligations	$2,375	$212	$1,429	$695	$39
Operating leases	16,729	683	5,993	6,100	3,953
Deposit commitments	10,032	1,624	8,408	—	—
Notes payable	20,465	682	15,980	3,803	—
Other	438	165	112	92	69

Total contractual obligations	$50,039	$3,366	$31,922	$10,690	$4,061

     Capital Lease Obligations. We hold property and equipment under noncancelable capital leases with varying maturities.
     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through January 20, 2012.
     Deposit Commitments. We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation.
     Notes payable. In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. For the three and nine months ended September 30, 2006, we recorded interest expense on the note of $177,000 and $531,000, respectively.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006. As of September 30, 2006, $45,000 is included in notes payable, current portion net of discount.
     In September 2006, we borrowed $7,500,000 under the Orix term loan and $3,000,000 under the Orix revolving loan. As of September 30, 2006, $1,682,000 is included in notes payable, current portion net of discount and $8,373,000 is included in long-term notes payable, net of discount.
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
     Stock-based compensation. We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share- Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In anticipation of the impact of adopting FAS 123R, we accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of FAS 123R. Since we accelerated these shares and adopted FAS 123R using the modified prospective method, we did not record any one-time charges relating to the transition to FAS 123R and the consolidated financial statements for prior periods have not been restated to reflect, and do not include any impact of FAS 123R. As a result of FAS 123R, we expect to award restricted stock units or other compensation in lieu of or in addition to stock options.
     As of September 30, 2006, there was approximately, $1,176,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.

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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates may have a material impact on the fair value of these securities. A hypothetical 1% increase or decrease in interest rates would not materially increase (decrease) our earnings or loss.

     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income. Conversely, our revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2005 and the first nine months of 2006 were not material.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2006 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (US $63,000 at September 30, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may make it more difficult for French users to locate our French website. We have accrued the full damage award. In January 2006, both sides appealed the French court’s decision. The Court of Appeals, which hears such matters de novo, was fully briefed and held a hearing on October 16, 2006. We expect a decision from the Court of Appeals by the end of December 2006.
Item 1A. Risk Factors
We have a history of significant losses. If we do not sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we may continue to incur losses in the future. As of September 30, 2006, our accumulated deficit was approximately $36.6 million. Although we had positive net income in the year ended December 31, 2005, we have experienced a net loss of $2.0 million for the nine months ended September 30, 2006, and we may not be able to regain, sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Our operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-over-period comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one period as an indication of our future or long-term performance. Our operating results in future quarters may be below the expectations of public market analysts and investors, which may result in a decline in our stock price. In particular, with the acquisition of RSVP in March 2006, our operating results could be impacted by the long lead times and significant operating leverage in the cruise industry, and may fluctuate significantly due to the timing and success of cruises we book.
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
     In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan designed to better align our resources with our strategic business objectives that cut our global workforce by approximately 5%. In order to address market opportunities and potential growth in our customer base, we anticipate additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Such acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. Our recent acquisitions of LPI and RSVP and other potential future acquisitions may be associated with a number of risks, including:
•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we have acquired from LPI and RSVP;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition, such as various regulations that may become applicable to us as a result of our acquisition of LPI, including the acquisition of a related entity that produces some content and other materials intended for mature audiences; and

•	the impact of known or unknown liabilities associated with the acquired businesses. For example, in our RSVP business, should some of the third parties with whom we contract in connection with arranging our travel itineraries fail to perform their obligations for any reason, as a third-party Austrian riverboat tour operator with whom we contracted did in August 2006, we may be forced to cancel or reschedule planned trips, lose deposits we have made to vendors, refund customer deposits, reimburse other costs to our customers and lose customers for those and other travel itineraries as a result.
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
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, or by the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corp., as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, News Corp., and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace, that provide opportunity for online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers has been stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including an inspection of a business that was a secondary producer under the CPO Act. The Walsh Act may result in the stay on enforcement of the CPO Act being lifted. If that occurs or if the FBI continues to inspect businesses that are secondary producers and there are no legal challenges to the Walsh Act or these challenges are unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this may result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscribers growth.
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
Restrictions and covenants in our loan agreement may limit our ability to operate our business and could prevent us from obtaining needed funds in the future.
     Our September 2006 Loan and Security Agreement (along with related security and pledge agreements, collectively “the Agreement”) with Orix Venture Finance LLC (the “Lender”) contains certain covenants, including certain specified financial ratios and tests, with which we must comply. For example, we must maintain our Adjusted EBITDA, as defined in the Agreement, at certain levels, tested quarterly. If we do not maintain our Adjusted EBITDA at these specified levels, we would be in default of the Agreement. We are also subject to certain covenants that restrict our ability to transfer cash or other property to certain of our subsidiaries. The Agreement also contains additional affirmative and negative covenants, that limit our ability to, among other things, borrow additional money or issue guarantees, pay dividends or other distributions to stockholders, make investments, create liens on or sell assets, enter into transactions with affiliates, engage in mergers or consolidations or make acquisitions. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
     Our ability to comply with these provisions of the Agreement may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we would be in default under the Agreement. If we default under the Agreement, the Lender could cause all of our outstanding debt obligations under the Agreement, together with accrued interest, to become due and payable, and require us to apply all of our cash to repay the indebtedness under the Agreement. If we are unable to repay the indebtedness under the Agreement when due, the Lender could proceed against the collateral specified in the Agreement, which includes most of the assets we own, including certain portions of the stock and assets of our subsidiaries. As an additional result of such a default, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions, may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
     If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of September 30, 2006, we had an aggregate of approximately $17.2 million of long-term debt on a consolidated basis, including current maturities, and approximately $36.6 million of stockholders’ deficit. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot assure that we will be able to refinance our debt or raise additional capital on acceptable terms.
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
Recent regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.
     We have used stock options and other long-term incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities have adopted regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq Global Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through September 30, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $3.06 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.
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
     From the time of receipt through September 30, 2006, the proceeds of our public offering were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5.0 million, $25.5 million for the acquisition of the assets of LPI and $5.4 million for the acquisition of the assets of RSVP. The remaining proceeds of $7.0 million are being used as working capital and are included within cash and cash equivalents and restricted cash. We expect that the use of the remaining proceeds will conform to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.
     In connection with the Orix term loan agreement, we issued to Orix a 7-year warrant to purchase up to 120,000 shares of our common stock at an exercise price of $3.74. The warrant vested immediately and will expire on September 28, 2013. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.
Repurchases of Equity Securities.

			(c) Total Number	(d) Maximum Number
	(a) Total		of	or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
July 1, 2006 — July 31, 2006	—	$—	—	—
August 1, 2006 — August 31, 2006	—	—	—	—
September 1, 2006 — September 30, 2006	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the third quarter of 2006.
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement dated as of August 2, 2006 by and between Jeffrey T. Soukup and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 2, 2006 and incorporated herein by reference).

10.28	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

10.29	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.

Date: November 8, 2006
	By:	/s/ DANIEL J. MILLER Daniel J. Miller
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.3 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

10.27	Amended and Restated Employment Agreement dated as of August 2, 2006 by and between Jeffrey T. Soukup and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 2, 2006 and incorporated herein by reference).

10.28	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

10.29	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.