Form 10-K
period 2006-12-31
PLANETOUT INC
filed 2007-03-12
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50879

PLANETOUT INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3391368
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1355 Sansome Street, San Francisco CA (Address of principal executive offices)	94111 (Zip Code)

(415) 834-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market LLC as of June 30, 2006 and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $83,059,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, there were 17,633,661 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PlanetOut Inc.

Form 10-K
For The Fiscal Year Ended December 31, 2006

Special Note Regarding Forward-Looking Statements

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2006, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I

Item 1.	Business

Company Overview

We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. This market is estimated to have buying power of $641 billion in 2006 in the United States alone. We serve this audience through a wide variety of products and services including online and print media properties, a travel marketing business and other goods and services. Our online media properties include the leading LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com. Our print media properties include the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. Our travel marketing business includes gay and lesbian travel and events marketed through our RSVP brand, such as cruises, land tours and resort vacations. We also offer our customers access to specialized products and services through our transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue though sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. We also generate revenue from newsstand sales of our various print properties.

With the global reach of our brands, multiple media properties and marketing vehicles, we believe we provide advertisers with unparalleled access to the LGBT community. We generate revenue from multiple forms of online advertising including run-of-site advertising, advertising within specialized content channels and online-community areas, and member-targeted e-mails, as well as more traditional print and event advertising.

Increasingly, we are offering multi-platform advertising opportunities through which advertisers can target the gay and lesbian market using a combination of vehicles such as the Internet, e-mail, print, and live events. We also offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and independent third-party analysis. Although most of our advertising revenue comes from Fortune 500 and other large national advertisers, we are also expanding our local directory, a service that allows smaller, local advertisers to reach the LGBT audience online.

We believe our user base includes the most extensive network of self-identified gay and lesbian people in the world. Users can access content on our flagship websites for free and without registration, thereby generating page views and potential advertising and transaction services revenue. Those users who wish to access our online member-to-member connection services must register by providing their name, e-mail address and other personal content. Registration on our flagship websites, Gay.com and PlanetOut.com, allows access to integrated services, including profile creation and search, basic chat and instant messaging. Registered users, or members, of our Gay.com website can connect with other members from around the world in multiple languages, including English, French, German, Italian, Portuguese and Spanish.

Members may also subscribe to our paid premium subscription service which enables them to access a number of special features that are not generally available under our free basic membership package, including advanced search, unlimited access to profiles and photographs, enhanced chat and premium content. Our paid subscriber base on our Gay.com and PlanetOut.com websites was approximately 145,000 as of December 31, 2006 and we have reduced the average monthly churn rate among those subscribers from 7.9% for 2005 to 6.7% for 2006.

With our November 2005 acquisition of substantially all of the assets of LPI Media Inc. and related entities (“LPI”), we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to seven other online and offline products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.

We also offer our users access to specialized products and services through our transaction-based websites, Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. In addition, we generate transaction revenue from third-party websites and partners for the sale of products and services to our users, as well as through newsstand sales of our various print properties. With our acquisition of substantially all of the assets of RSVP Productions, Inc. (“RSVP”) in March 2006, we began to leverage our existing user base and multiple advertising vehicles into the gay and lesbian travel market by offering travel and event packages and promotions. The gay and lesbian travel market is estimated to be $5.5 billion per year per Community Marketing, Inc. San Francisco, CA.

Industry Background

We have built the foundation of our business on the Internet, a global communications medium that enables millions of people to obtain and share information, interact with one another and conduct business electronically. Worldwide, the number of estimated Internet users is approximately 1.1 billion as of January 2007, according to Internet World Stats at www.internetworldstats.com. We believe that of all of the major media formats, the Internet has the greatest potential for reaching the LGBT community in large, targeted numbers, in part because of the desire for discretion which many members of the LGBT community seek and the lack of LGBT-focused media alternatives in many geographic areas.

To better serve the LGBT community, we are using the leverage provided by our large online user base to expand into other areas, such as print publication and travel and event marketing, through our LPI and RSVP acquisitions, respectively. The non-Internet based, or offline, LGBT media industry is fragmented and consists largely of independent print publications, all of which we believe have smaller audited circulations than our Out and The Advocate magazines, and a limited number of radio stations, television programs and cable outlets. We do not believe that any of these competing media formats or companies offer the targeted global reach and network efficiencies provided by our broad platform of services. While television shows with self-identified gay characters such as Ugly Betty, Project Runway and Brothers and Sisters have attracted large audiences, we believe their focus on general audiences makes them less attractive to advertisers who want to reach the LGBT market in the most cost-effective and targeted way.

LGBT Demographics and Media Coverage

We believe the global LGBT market remains underserved, despite recent advances in the corporate, political and social environments, and despite the attractive demographic make-up of the gay and lesbian community. For example, in the United States alone, the gay and lesbian market had estimated buying power of over $641 billion in 2006, or approximately $43,000 per capita, compared to estimated per capita buying power of $21,000 in the African-American and $18,000 in the Hispanic-American markets.

Approximately 15 million adults of the general U.S. population identify themselves as gay, lesbian, bisexual or transgender, according to “The Gay and Lesbian Market in the U.S.” a report published by Packaged Facts in partnership with Witeck-Combs Communications, Inc. This report also estimates that the buying power of gay and lesbian consumers in the United States will grow to approximately $835 billion by 2011.

LGBT consumers are also loyal and active Internet users. Approximately 80% percent of gay men and 76% of lesbians actively use the Internet, and 63% of gay and lesbian consumers have made purchases online, compared to 53% of heterosexual consumers, according to Forrester Research. In addition, online advertising influences gay and lesbian buying decisions: according to “The Gay and Lesbian Market: New Trends, New Opportunities 4th Edition” published by Packaged Facts in partnership with Witeck-Combs Communications, Inc., while only 35% of heterosexual consumers say that online advertisements influence their purchasing decisions, 42% of gay and lesbian consumers are influenced by online advertisements. The same report estimates that 78% have reported switching to brands offered by companies with a commitment to diversity.

According to a leisure travel study conducted by Harris Interactive, Witeck-Combs Communications, Inc. and the Travel Industry Association in September 2006, Gay.com is the most accessed website and The Advocate is the most accessed publication among the LGBT audience. This study also found that when seeking a travel destination or provider that is gay-friendly, LGBT magazines and websites are among the most trusted endorsement sources.

As a leading LGBT-focused company with a variety of community and marketing services and competitive strengths, we believe we are uniquely positioned to take advantage of the opportunities presented by this market.

Advertising Services

Total U.S. advertising spending increased 4% in the first nine months of 2006 to $108.4 billion as compared to the first nine months of 2005, according to TNS Media Intelligence. The growth was driven in part by online display advertising, which rose 18% year-over-year to $7.2 billion for the first nine months of 2006, and consumer magazine advertising, which rose 6% year-over-year to $16.5 billion for the first nine months of 2006.

We believe online advertising will grow and reach a broader audience as it captures a larger share of total advertising dollars. The largest online advertising-based business models now regularly attempt to attract national advertisers with cross-media campaign opportunities, while smaller, niche advertising businesses are increasingly offering the option of advertising online as a means of focusing their marketing efforts on specific audiences that are often not efficiently reached through more general advertising campaigns.

Total U.S. advertising spending is expected to increase 3% year-over-year in 2007 to $153.7 billion, online display advertising is expected to increase 13% year-over-year in 2007 and U.S. magazine advertising spending is expected to increase approximately 6% year-over-year in 2007, according to TNS Media Intelligence. The “Annual Ad Spending Study 2007,” a comprehensive national study of advertisers conducted by Outsell Inc., reports that U.S. companies plan to increase their online advertising spending by 18% in 2007. According to ZenithOptimedia, global Internet advertising spending is expected to grow over 28% in 2007 and to represent almost 9% of total advertising expenditures by 2009.

Subscription Services

The online paid content and services market has grown alongside the growth in Internet usage generally, as an increasing number of consumers have shown willingness to pay for Internet content and services, such as dating services, business and investment services, including business news and investment advice, and entertainment and lifestyle services, including digital music and film, recipes and other content intended for amusement, leisure and diversion.

The Online Publishers Association estimates that consumer spending for online content increased 15% year-over-year to $2 billion in 2005, the last period for which data was published. Sales in the online personals category during 2005 increased approximately 7% year-over-year to $503.4 million or 25% of the total.

According to “The Magazine Handbook, a comprehensive guide 2006/07” published online by the Magazine Publishers of America, sales of magazine subscriptions in the U.S. totaled $7.4 billion in 2005 or 70% of the $10.5 billion in overall circulation revenue. Copies sold through subscriptions totaled approximately 314 million or 87% of the 362 million copies sold in the U.S.

Transaction Services

Leisure travel was projected to total $703 billion in the U.S. in 2006, according to estimates published by the Travel Industry Association of America in October 2006. The Cruise Lines International Association (“CLIA”) reported in its “The 2006 Overview” report that the number of passengers in the worldwide cruise market grew at an average annual rate of approximately 8% from 1980 through 2005. According to the “CLIA 2006 Cruise Market Profile,” the average cruiser has taken 3.4 cruises, spends 40% more than non-cruise vacationers, and pays an average of approximately $1,700 per person for the cruise experience, including on-board expenses. Over half of cruisers indicate they expect to take a future cruise within the next three years. Within the cruise industry, we believe that the LGBT market is also growing rapidly. According to market research firm Community Marketing, Inc., San Francisco, CA, 40% of self-identified LGBT respondents surveyed indicated they will increase spending on leisure travel and 51% of the LGBT population has taken a general-audience or LGBT-targeted cruise as compared to 17% within the overall U.S. population as reported in the CLIA “2006 Overview.”

According to the U.S. Department of Commerce, total U.S. e-commerce retail sales increased an estimated 24% year-over-year to approximately $108.7 billion in 2006, well ahead of the 6% growth in total retail sales. This trend reflects the increasing acceptance of the Internet as a channel through which consumers purchase a variety of products and services. With online sales representing less than 3% of total U.S. retail sales of $3.9 trillion, we believe online sales will continue to grow and capture a larger percentage of total retail sales.

Competitive Strengths

We believe the following competitive strengths have led to our growth:

Strong Community Affinity.  We believe we have developed a loyal, active community of users, customers, members and subscribers. The word-of-mouth marketing that occurs through these individuals is an important source of past and potential growth, as increasing social interaction among users within our online community and word-of-mouth in the broader LGBT community help us obtain new and retain previous users and customers across our multiple platforms. We believe the Gay.com domain name is a brand that helps reinforce our position as the leading network of LGBT people in the world. We believe the addition of LPI and RSVP, pioneers in LGBT media and travel, respectively, reinforces our position as a leader in serving the LGBT community.

Critical Mass.  We believe we have built the critical mass of users across multiple properties that is attractive to advertisers, vendors, and consumers alike. Out and The Advocate magazines have the two largest audited paid circulations of any LGBT-focused magazines in the United States, making them attractive vehicles for major national advertisers wishing to reach this audience through print. Similarly, we believe our combined worldwide Gay.com and PlanetOut.com member base constitutes the largest network of gay and lesbian people in the world. We have expanded our reach and market position by offering our online services in six languages to members who identify themselves as residing in more than 100 countries through ten localized versions of our Gay.com website. We also believe the size and attractive demographic characteristics of our global user base is appealing to advertisers who seek multiple, cost-effective ways to target the LGBT market.

Diversified Revenue Streams.  We derive our revenue from a combination of advertising, subscription and transaction services offered through multiple online and offline media properties. Although, in recent years, online premium subscription services represented a majority of our revenue, this began to change in the second half of 2005 with our acquisition of LPI and the transition of our online business to an advertising-based model. We further accelerated this diversification with our March 2006 acquisition of RSVP, a leading marketer of gay and lesbian travel and event opportunities, and by the end of 2006, our revenue lines became more balanced. We believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets, take advantage of cross-selling opportunities to our advertising and consumer customers, and more effectively monetize the audiences and traffic that we have built through our various properties.

Scalable Business Model.  We believe we have an overall business model in which additional revenue can be generated with relatively low increases in our expenses. In our online subscription business, we believe the marginal cost to us of providing services to each new subscriber is relatively low. At the same time, much of the content accessible through our flagship websites is generated by members and made available at modest incremental cost. By creating additional web pages or chat screens on which we can place advertisements, each additional user on these websites also generates additional advertising capacity at little incremental cost. With the acquisition of LPI, we believe we will be able to leverage this low cost model into other media. For example, by bundling our online and offline subscriptions, we expect to grow our circulation base for our advertiser customers. Similarly, we believe we can leverage our numerous marketing and media platforms to grow RSVP’s business with advertising in our online and print properties at a small incremental cost. The primary increase in the RSVP expenses is expected to come from adding incremental travel and event opportunities, which we expect will provide associated incremental revenue.

Compelling Content.  We offer compelling editorial and programming content to the LGBT community, in print and online, covering topics such as travel, news, entertainment, shopping, business, and health. In addition, we believe our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our online members to generate and share their own content and interact with one another keeps users returning to our websites. Similarly, RSVP offers a unique market focus and itineraries of interest to the

LGBT community, resulting in a large number of repeat customers. In turn, all of these features increase user touchpoints and provide us with more opportunities to generate advertising revenue, grow our subscriber base, both online and offline, and increase product and service sales.

Growth Strategy

Our goal is to enhance our position as a global LGBT-focused market leader by maximizing the growth prospects and profitability of each of our revenue streams. We intend to achieve this through the following strategies:

Growing Our User Base Across Multiple Properties.  We intend to leverage our critical mass online to increase our overall revenue.

•	Cross-Promote Products and Services. We are building on our extensive subscriber base that we have developed online through the Gay.com and PlanetOut.com websites and the print leadership that we have acquired through The Advocate and Out magazines by cross-promoting our products and services to the LGBT community. Just as we have traditionally promoted our various advertising, subscription and transaction services through our multiple websites and print properties, we are expanding this multi-platform, cross-promotion strategy across our various LPI and RSVP properties.

•	Increased Marketing. In addition to cross-promotions through our own properties, we plan to expand our multi-channel marketing programs to help drive growth in our unique visitors, members, subscribers, and customers. We plan to continue marketing directly to consumers through targeted online advertising, keyword buys and affiliate programs, as well as through print advertising and advertising in gay and lesbian-identified neighborhoods and other high-traffic neighborhoods that attract a gay audience. We also plan to increase our visibility through sponsorship of, and participation at, community events, such as the Dinah Shore Weekend in Palm Springs and LGBT Pride celebration events.

•	New Products and Services. We intend to offer new products and services through our multi-platform network. For example, we began to offer new and enhanced social networking features through our existing services, such as enhanced photo management tools and blogs. By enhancing the functionality through the development of our technology to expand our products and services, we believe we can enhance the value of our offerings, attract new users and increase our revenue.

•	International Expansion. With advertising sales from our international subsidiaries and online subscription sales from users outside of the United States accounting for approximately 1% and 2% of our total revenue in 2006, respectively, we believe international expansion presents a growth opportunity. One initiative intended to grow our long-term international revenue is our international gratis campaign. As part of this campaign users outside of the United States and Canada are able to access all of our online premium subscription services free of charge. While this campaign has increased our marketing expenses and reduced the short-term growth in our online premium subscription services revenue, it is intended to grow critical mass in international markets and lay the foundation for future international revenue growth from our family of media and entertainment properties.

Capitalizing on Advertising Growth and Relationships.  We believe our large user base across multiple properties provides us with significantly greater reach than other LGBT-focused media providers and that we are well positioned to benefit from the growth in advertisers wishing to target the LGBT community. By promoting packages that include, among others, Internet, print, e-mail, direct mail, and event advertising opportunities, we believe we can differentiate our products and more effectively serve our advertising clients. Furthermore, by promoting member-generated content and cross-purposing content across our various properties, we can add new pages to our websites, grow our advertising inventory and direct our website traffic to those areas that generate higher advertising revenue. And finally, we have improved our “Local Scene” section of Gay.com, a localized business directory and local classifieds section designed to attract smaller advertisers. We believe that our classifieds business is an area for our future growth.

Leveraging and Growing Our Subscriber Base.  Currently, we offer nine different subscription services across multiple properties. By bundling these subscriptions into new and unique packages, we believe we can expand our subscriber base. In some cases, we can also use these bundled packages and special promotions to shift subscribers into longer-term, higher-value plans.

Leveraging Leadership into Other LGBT Opportunities.  We believe the needs of the LGBT market are underserved compared to those of other niche markets such as the African-American and Hispanic-American markets. As with our acquisitions of LPI and RSVP, we continue to evaluate opportunities to expand further into other LGBT-focused areas, including other online and offline media, subscription and transaction service businesses, through in-house initiatives, strategic partnerships or acquisitions of other businesses. We believe by marketing new products and services to our user base, we may be able to grow our revenue cost-effectively.

Advertising Services

We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. Our advertisers can display graphical advertisements on the pages that are viewed by our users across all our online properties and on our affiliates’ websites. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on our websites.

Advertisers are increasingly targeting demographic niche markets, such as the African-American and Hispanic-American markets in the United States. A particular targeted audience is often not efficiently reached through general market advertising campaigns or broadcast media. As more advertisers target specific audiences, they are turning to the Internet as a cost effective way to reach their targets. We believe that traditional advertisers are also allocating larger portions of their budgets to the Internet, a trend that we believe will accelerate as the effectiveness of online advertising becomes more widely accepted. The Interactive Advertising Bureau, or IAB, reported that Internet advertising revenues for 2006 were estimated at $16.8 billion, a 34% increase over the previous revenue record of $12.5 billion in 2005. We believe that online advertising will continue to grow and diversify as it captures a larger share of total advertising dollars.

By offering cross-media solutions that combine the power of online media with print, events, direct mail and other touchpoints, media companies targeting a specific audience segment are well positioned to help advertisers surround and capture a niche market. We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:

•	Focused Advertising. We believe we deliver access to the largest audience of self-identified gay and lesbian people in the world. Our advertising programs allow both large national and international advertisers as well as smaller, local advertisers to reach the LGBT audience in a cost-effective manner. Unlike other vehicles that are just “gay-themed,” our media properties are specifically targeted to the unique needs and interests of the gay and lesbian audience, a group with demographic characteristics that we believe are highly attractive to advertisers.

•	Leading LGBT Media Outlets. In addition to the critical mass that we have developed online through the Gay.com, Out.com, Advocate.com, and PlanetOut.com websites, we also publish leading LGBT print publications, including The Advocate and Out magazines. This combination of leading online and offline media properties is unique in the North America gay and lesbian market.

•	Coordinated, Multi-Platform Campaigns. We are able to leverage our ownership of leading LGBT media properties to offer advertisers coordinated, multi-platform campaigns. During 2006, we added to our

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

During the years ended December 31, 2005 and 2006, no single advertiser accounted for more than 10% of our domestic advertising revenue. Our five largest customer industry categories accounted for approximately 69% and 73%, respectively, of our domestic advertising revenue for 2005 and 2006.

We market our advertising services through our domestic and international sales force. Our online national and international sales representatives are focused on specific advertising categories or countries, and sell across our networks in the United States, Europe and Latin America. Our local online sales team sells directory listings to small local advertisers. Our national print sales team sells advertising for our print properties. For large accounts, campaigns are coordinated across multiple media platforms.

Our national online and print advertising teams generated 94% of total advertising revenue for 2006. The following is a breakdown of our domestic online and print advertising revenue for our top ten categories by industry for the year ended December 31, 2006:

Percentage of Domestic
Advertising Revenue in
Category	2006

Healthcare & pharmaceutical	21%
Travel	19%
Retail / fashion	15%
Entertainment	10%
Telecommunications & Internet	8%
Automotive	7%
Finance	7%
Consumer packaged goods	4%
Food / beverages	4%
Electronics	2%

Subscription Services

We offer our customers nine separate subscription services across both our online and offline properties. Of these, Gay.com, Out and The Advocate have the largest paid subscriber bases. Increasingly, we have bundled packages of our various subscription services to increase their value to our customers and to generate additional subscribers, circulation and revenue.

Online Subscription Services

We have offered Gay.com members a free, real-time chat service since 1996. We launched the PlanetOut.com personals service in 1997, and we believe PlanetOut.com was the first website of significant size to offer free personals specifically tailored to the LGBT community. In 2001, we created our paid premium membership services, Gay.com Premium Services and PlanetOut PersonalsPlus. As of December 31, 2006, we had approximately 145,000 subscribers to these online premium membership services.

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

We currently offer both Gay.com Premium Services and PlanetOut PersonalsPlus under tiered subscription plans. Subscriptions to Gay.com Premium Services begin at $9.95 for a seven-day trial, with $19.95 for a monthly subscription, $42.95 for a quarterly subscription and $89.95 for an annual subscription. Subscriptions to PlanetOut PersonalsPlus begin at $4.95 for a three-day trial, with $12.95 for a monthly subscription, $29.95 for a quarterly subscription and $69.95 for an annual subscription. Periodically, we also offer discounted or free trial subscriptions to these services. We renew and re-bill all premium membership subscriptions on Gay.com and PlanetOut.com automatically, unless the subscription is affirmatively cancelled. We reduced our average monthly churn rate to 6.7% for 2006, down from 7.9% for 2005.

In addition to the general membership services offered by Gay.com and PlanetOut.com, the Gay.com Premium Services package offers members additional enhanced features and is currently available in six languages, including English, French, German, Italian, Portuguese and Spanish. These enhanced features include access live customer and technical support for users in the United States and Canada and specialized premium content, as well as the ability to simultaneously enter several of our more than 1,600 chat rooms, many of which are international. Some of these special premium features are not currently available on PlanetOut.com.

While both services are available to anyone, Gay.com’s subscriber base is more heavily male and PlanetOut.com’s includes a higher percentage of females. As of December 31, 2006, approximately 98% of subscribers on Gay.com identified themselves as male and on PlanetOut.com, 64% of subscribers identified themselves as female. As of December 31, 2006, 9% of our Gay.com paid subscribers identified themselves as residing outside the United States. PlanetOut.com is offered in English only and its members reside primarily in the U.S.

In managing our Gay.com and PlanetOut.com premium membership services, we track a number of operating metrics, including the following:

Gay.com and PlanetOut.com Premium Membership Service Operating Metrics (excluding free trial promotions) as of and for the periods ended December 31:

	2005	2006

Total Subscribers	157,360	145,275
Gross Additions	164,490	109,657
Total Churn	134,657	121,742
Churn Rate	7.9%	6.7%
Net Additions (Reductions)	29,833	(12,085)

We have calculated these metrics using the following definitions:

•	Total Subscribers: members with an active, paid subscription plan, excluding paid trial subscribers, at the end of the period.

•	Gross Additions: members who initiate a subscription during the period, excluding paid trial subscriptions. Gross additions during a period equals Net Additions plus Total churn during that period.

•	Total Churn: total subscription cancellations during the period, including cancellations of paid promotional subscriptions, but excluding cancellations of paid 3- and 7-day trial subscriptions and free promotional subscriptions. Subscription cancellations include subscriptions cancelled due to failed credit cards.

•	Churn Rate: Total Churn divided by the average of the Total Subscribers measured at the beginning and end of the period, divided by the number of months in the period.

•	Net Additions (Reductions): Total Subscribers at the end of the period minus the total Subscribers at the beginning of the period.

Because their terms are generally shorter than the periods that we measure, we exclude paid trial subscription (currently 3- and 7-day paid trials) from these operating metrics.

We regularly test different promotional offers, including some free trial promotions. Members who sign up for any of these promotional offers, discounted or free, provide us with payment information and authorize us to bill them at our then regular premium membership service rates, unless they cancel their subscription prior to the end of their promotional terms. When these promotional offers are for paid subscription to our annual, monthly or quarterly plans, we include these cancellations in our churn calculations.

However, because free subscribers do not count toward our definition of Total Subscribers, we exclude them from our definition of Total Churn.

We are paid up-front for premium memberships, and we recognize subscription revenue ratably over the subscription period. As of December 31, 2005 and 2006, deferred revenue related to premium membership subscription totaled approximately $4.1 million. Our subscription revenue is not subject to sales or use tax in the United States, but is subject to Value Added Tax, or VAT, in the European Union. Currently, we do not require our subscribers to reimburse us for VAT and we offset this liability against revenue.

Print Subscription Services

The properties that we acquired from LPI included a number of print subscription services. In January 2006, we began offering Out and The Advocate magazines as bundled products with our Gay.com Premium Services in the United States. During 2006, we grew the year-over-year circulation of our print subscriptions to 412,000 as of December 31, 2006, which represents a 36% increase over 2005.

We market our subscription services in the United States and internationally through a broad spectrum of advertising tools, including keyword and other online advertising, affiliate relationships, print and outdoor advertising, events, word-of-mouth, direct and e-mail marketing, contests and other promotional activities.

Transaction Services

As a result of our RSVP acquisition, we increased our transaction service revenue in both absolute dollars and as a percentage of our overall revenue. Through RSVP, we are able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on cruises, on land and at resorts, by contracting with third-parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties, and events, and markets these enhanced vacation packages to the gay and lesbian audience. During 2006, we announced an expanded schedule of larger-ship itineraries for 2007, including a charter of the Queen Mary 2, and launched the redesigned RSVPvacations.com website.

We offer products and services of interest to the LGBT community through multiple e-commerce websites, including Kleptomaniac.com and BuyGay.com. To increase our revenue, we are also capable of taking mail and phone orders for some products that we offer. The products we sell through these sites include clothing, such as t-shirts and designer jeans, fashion accessories, such as watches and other jewelry, and DVDs and videotapes, such as the Queer as Folk and The L Word compilations and the Brokeback Mountain DVD. We hold inventory for a portion of the products that we sell, such as CDs, DVDs and videotapes, at our on-site fulfillment center in Los Angeles. For other products, such as fashion products and accessories, we have historically engaged third-party vendors to hold inventory and fulfill orders. We believe these arrangements allow us to reduce buying and fulfillment costs and the risk of holding unwanted inventory. We advertise these transaction services primarily through our own properties, including our websites and magazines. We also recognize transaction services revenue from third-party vendors and magazine newsstand sales.

Product Development and Technology

Our product development teams have introduced features that are intended to enhance and integrate our web-based member services, while addressing numerous externally driven initiatives regarding legal and industry standard compliance. In 2006, we improved our “Local Scene” product, our local listings business for the LGBT community. During the fourth quarter of 2006, we delivered numerous technology-based enhancements to our Gay.com website, including a launch of the first phase of the look and feel evolution of the site and improved ability for members to specify and search locations. In addition, Out.com launched two new blogs, one focused on fashion and one focused on pop culture. In December 2006, we also launched a new RSVP web site.

We plan to introduce new features such as expanded and integrated e-commerce services; expanded capabilities related to member-generated content; and enhancements to our international sites including improved locations handling and an upgraded and enhanced local listings product featuring more localized content. We also plan to move, over time, toward integration of our technology platforms across all our web properties, beginning with an extensive effort to re-architect our core platform, leading to the expansion of core functional capabilities, and including an initiative to implement a company-wide content management system to better leverage all of our organic and acquired content of our print and online properties.

Our capital expenditures are primarily focused on supporting our member services, including, the introduction of new features and functions. We strive to centralize our business in many classes of hardware and software with a single primary vendor when we believe it is feasible and cost-effective to do so. By reducing the number of types of systems we use, we believe we are better able to manage our systems and achieve attractive pricing with vendors with whom we have established relationships.

Our basic network infrastructure primarily resides in virtualized machines that are hosted in multi-core servers that leverage their capabilities in order to maximize efficiency and scalability. We primarily utilize open source software and widely scalable, low-cost servers to reduce cost and enable us easily to expand technological capacity to handle increased load. We track and monitor the growth of traffic on our websites and strive to maintain reserve capacity for extraordinary loads. We attempt to streamline and consolidate our technology as we upgrade our equipment to increase capacity. We believe our infrastructure allows us to scale and grow our online business at relatively low cost and with little disruption to our members.

We employ several methods to protect our computer networks from damage, power interruption, computer viruses and security breaches that would result in a disruption of service to our members. Our hosted computer network, located in San Jose and operated by a third-party vendor, provides the primary services that we offer to the public on our flagship websites. The computer equipment in our hosted network is located in an industrial-grade server room with on-site security systems and redundant uninterruptible power supply units, as well as smoke detection and fire suppression systems. The equipment is also deployed in a redundant configuration, designed to prevent any single computer failure from interrupting the services available on our websites. This network is protected from security breaches by a firewall, including anti-virus protection.

International Operations

We have offices in London and Buenos Aires that help support our various services, particularly the localized versions of our Gay.com site. These localized versions specifically target ten distinct international markets or segments: UK and Ireland, Spain, Italy, Germany, France, Mexico, Brazil, Argentina, Latino (a general Latin American site) and Australia.

The staff in the London office helps market our global services and provides content and sells advertising for the UK and Ireland site, our largest international Gay.com site by revenue. In addition to offering Gay.com premium membership services to users in the UK and Ireland, that site is a content portal offering editorial coverage of topics designed to appeal to the interests of gay and lesbian online users in those regions. Our London office has an editorial and advertising sales staff that supports this media business. In addition to editorial and sales staff, we coordinate a range of traditional direct marketing activities in our Australian and all of our European markets other than Spain through London-based staff.

The staff in the Buenos Aires office handles Latin American, as well as international marketing operations and advertising sales for all of Gay.com’s Spanish and non-European international sites. We also have a portion of our customer care and Local Scene services staff located in the Buenos Aires office.

Like the UK and Ireland site, two additional sites, Mexico and Australia, offer produced content, along with user-generated content, designed to appeal to the interests of gay and lesbian online users in those regions, in addition to the premium membership services. The remaining international sites (Brazil, Spain, France, Italy, Argentina, Germany, and Latino) currently offer only premium membership services.

Since October 2005, all of our international sites have offered the gratis promotion that allows users from qualified international countries to access all Gay.com premium membership services free of charge. This effort is designed to further build critical mass in international markets and pave the way for future growth.

We believe significant growth opportunities exist for us in international markets, including in Europe and Latin America. In certain markets, we believe we are a leader in the LGBT media market and have sufficient critical mass to take advantage of growth opportunities there. In other markets, we continue to look for ways to leverage our knowledge of the LGBT community and our leading position elsewhere to explore and capture growth opportunities.

Competition

We operate in a highly competitive environment. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks, and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and offline content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals and News Corporation, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace, that provide opportunity for online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space.

We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can.

Intellectual Property

We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have registered several trademarks in the United States, including “PlanetOut,” “PlanetOut and Design,” “Gay.com and Design,” “Out,” “Out Traveler,” “Advocate” and “RSVP and Design.” We have registered or applied for additional protection for several of these trademarks in some relevant international jurisdictions. Even if these applications are allowed, they may not provide us with a competitive advantage. To date, we have relied primarily on common law copyright protection to protect the content posted on our websites. Our printed publications are protected by copyrights registered with the U.S. Copyright Office. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.

Employees

As of December 31, 2006, we had 273 full-time employees worldwide, including 10 full-time employees in the United Kingdom and 26 in Argentina. We utilize part-time and temporary employees to handle overflow work and short-term projects. As of December 31, 2006, we had 16 part-time or temporary employees. None of our employees is unionized, and we believe that we generally have good relations with our employees.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2007:

Name	Age	Position

Executive officers
Karen Magee	46	Chief Executive Officer
Jeffrey T. Soukup	41	President, Chief Operating Officer and Secretary
Daniel J. Miller	40	Chief Financial Officer, Treasurer and Senior Vice President
William Bain	48	Chief Technology Officer

Karen Magee has served as our Chief Executive Officer since July 2006 and has served on our Board of Directors since September 2003. Ms. Magee served as Senior Vice President of Strategic Planning for Time Warner from April 2004 to March 2006. She served as Vice President of Strategic Planning for Time Inc. from February 2001 until April 2004. From February 1996 until February 2001, she was with TIME magazine where she served as General Manager for four years and more recently as Vice President of Consumer Marketing. Ms. Magee sits on the

Princeton University Board of Trustees and previously served as co-chair of The Gay & Lesbian Alliance Against Defamation (GLAAD) board of directors. Ms. Magee holds a B.S.E. from Princeton University and a M.B.A. from the Wharton School of the University of Pennsylvania.

Jeffrey T. Soukup has served as our President since June 2006 and as our Chief Operating Officer and Executive Vice President since December 2005, after having previously also served as our Chief Financial Officer until February 2006. Mr. Soukup originally joined our predecessor company Online Partners.com Inc. in August 2000 as its Chief Financial Officer and Senior Vice President, Administration. From August 1999 until August 2000, Mr. Soukup served as Vice President in the consumer services and business development divisions of ChannelPoint, Inc., a business-to-business Internet-based finance company. From July 1998 until August 1999, Mr. Soukup was a Vice President of GE Equity, the private equity arm of the General Electric Corporation and, prior to that, was a co-founder of Stamos Associates, Inc., a healthcare consulting business which was acquired by Perot Systems Corporation. Previously, Mr. Soukup was legislative counsel to Senator Bill Bradley, a Senior Associate at Booz-Allen & Hamilton Inc., a consulting firm, and an associate at the law firm of Kirkland & Ellis. Mr. Soukup sits on the board of directors of the Gay and Lesbian Alliance Against Defamation (GLAAD) and was a co-chair of the board of directors of the Gay and Lesbian Victory Fund. He holds a B.A. in International Relations and a M.A. in International Policy Studies from Stanford University and a M.B.A. with a concentration in Finance and a J.D. from the University of Chicago.

Daniel J. Miller has served as our Chief Financial Officer, Senior Vice President since February 2006. Prior to joining us, Mr. Miller served as the Vice President, Finance and Administration at Predicant Biosciences, Inc., a life science company based in San Francisco now operating as Pathwork Diagnostics, a position he held from June 2002 to December 2005. From October 2000 to May 2002, Mr. Miller was the Vice President, Finance and Operations for Photuris, Inc., a telecom equipment company now owned by Meriton Networks. Prior to that, Mr. Miller served as corporate controller for Extreme Networks, Inc., held a treasury position at Genentech, Inc. and was an auditor for Deloitte & Touche. Mr. Miller is a C.P.A. and holds a bachelor’s degree from John Carroll University and a M.B.A. degree in finance from Carnegie Mellon University.

William Bain has served as our Chief Technology Officer since February 2007. Prior to joining PlanetOut, Mr. Bain was the owner and general manager of TechPoint Associates, LLC, a San Francisco-based technology consulting firm, positions he had held since April 2006. From October 2004 until March 2006, Mr. Bain was the Chief Technology Officer of HomeGain, the second-most trafficked web site in the real estate sector, and from June 2002 to October 2004, Mr. Bain was a general partner in New Vantage Partners, LLC, a technology consulting firm serving emerging and Fortune 1000 companies. Additionally, Mr. Bain was the Chief Technology Officer and co-founder of MedChannel, a highly integrated healthcare industry solutions network; co-founder and Chief Technology Officer for Sprockets.com, a data transfer and project management company for the graphic communications industry; senior vice president and director of re-engineering for PaineWebber; and, Chief Technology Officer for the Boston Company, a subsidiary of American Express. Mr. Bain holds a Ph.D., a Master of Science degree and a Bachelor of Science degree in computer science, each from Yale University.

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

We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price could suffer.

We have experienced significant net losses and we may continue to incur losses in the future. As of December 31, 2006, our accumulated deficit was approximately $38.3 million. Although we had positive net income in the year ended December 31, 2005, we have experienced a net loss of $3.7 million for the year ended December 31, 2006, and we may not be able to regain, sustain or increase profitability in the near future, causing our financial condition to suffer and our stock price to decline.

If we are unable to generate revenue from advertising or if we were to lose our existing advertisers, our business will suffer.

Our advertising revenue is dependent on the budgeting, buying patterns and expenditures of advertisers which in turn are affected by a number of factors beyond our control such as general economic conditions, changes in consumer habits and changes in the retail sales environment. A decline or delay in advertising expenditures caused by such factors could reduce or hurt our ability to increase our revenue. Advertising expenditures by companies in certain sectors of the economy, such as the healthcare and pharmaceutical industry, currently represent a significant portion of our advertising revenue. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of this sector or other sectors could adversely affect our advertising revenue or our ability to increase such revenue.

Additionally, advertisers and advertising agencies may not perceive the LGBT market that we serve to be a broad enough or profitable enough market for their advertising budgets, or may prefer to direct their online and print advertising expenditures to larger higher-traffic websites and higher circulation publications that focus on broader markets. If we are unable to attract new advertisers, if our advertising campaigns are unsuccessful with the LGBT community or if our existing advertisers do not renew their contracts with us, our revenue will decrease and operating results will suffer.

In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused on the LGBT community. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain market share, increase our revenue or achieve and maintain profitability.

If our advertisers perceive the advertising campaigns we run for them to be unsuccessful or if they do not renew their contracts with us, our revenue will decrease and operating results will suffer.

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

Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In 2006, our Total Churn exceeded the number of Gross Additions, resulting in a decrease in Total Subscribers, as these terms are defined on page 10.

Our current online content, shopping and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members or market to them. If there is a further delay in our plan to improve and consolidate these platforms, and this delay continues to prevent or delay the development or integration of new features or enhancements to existing features, our online subscriber growth could continue to slow and decline. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.

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

If we are unable to successfully market our 2007 RSVP larger ship itineraries, our business will suffer.

For a number of the cruises we offer in 2007, we have chartered larger ships than those chartered by RSVP prior to our March 2006 acquisition of substantially all of RSVP’s assets. For example, for our February 2007 Caribbean cruise aboard the Caribbean Princess and our May 2007 transatlantic cruise aboard the Queen Mary 2, we have chartered the two largest capacity ships ever chartered by RSVP. If we are unable to successfully market larger ship itineraries and fail to reach a specified level of cabin occupancy, we may owe a substantial penalty to the company from whom we chartered the ship, raising our expenses and causing our operating results to suffer. Additionally, if in order to meet the specified level of cabin occupancy we offer discounted prices, our revenue will decrease and our operating results will suffer.

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

We have significantly expanded our operations and anticipate that further expansion may be required to address current and future growth in our customer base and market opportunities. Our expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand our marketing efforts, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with the demands of our online subscribers and members, members using our online services may experience degraded performance and our online subscriber growth could slow or decrease and our revenue may decline.

Restrictions and covenants in our loan agreement may limit our ability to operate our business and could prevent us from obtaining needed funds in the future.

Our September 2006 Loan Agreement with Orix, as amended in February 2007 contains certain covenants, including certain specified financial ratios, financial tests and liquidity covenants, with which we must comply. For example, we must maintain our Adjusted EBITDA, as defined in the Loan Agreement, at certain levels, tested quarterly and maintain our liquidity, as defined in the Loan Agreement, at certain levels, tested monthly. If we do not maintain our Adjusted EBITDA or liquidity at these specified levels, we would be in default of the Loan Agreement. We are also subject to certain covenants that restrict our ability to transfer cash or other property to certain of our subsidiaries. The Loan Agreement also contains additional affirmative and negative covenants, that limit our ability to, among other things, borrow additional money or issue guarantees, pay dividends or other distributions to stockholders, make investments, create liens on or sell assets, enter into transactions with affiliates, engage in mergers or consolidations or make acquisitions. For example, the February 2007 amendment to the Loan Agreement caps the amount of our revolving credit line at $3.0 million, an amount we have already drawn down. This cap will increase to $5.0 million at the end of this year if no Event of Default, as defined in the Loan Agreement, occurs in 2007. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with these provisions of the Loan Agreement may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we would be in default under the Loan Agreement. If we default under the Loan Agreement, the Lender could cause all of our outstanding debt obligations under the Loan Agreement, together with accrued interest, to become due and payable, and require us to apply all of our cash to repay the indebtedness under the Loan Agreement. If we are unable to repay the indebtedness under the Loan Agreement when due, the Lender could proceed against the collateral specified in the Loan Agreement, which includes most of the assets we own, including our intellectual property and certain portions of the stock and assets of our subsidiaries. As an additional result of such a default, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing.

If we are unable to successfully expand our international operations, our business will suffer.

We offer services and products to the LGBT community outside the United States, and we intend to continue to expand our international presence, which may be difficult or take longer than anticipated especially due to international challenges, such as language barriers, currency exchange issues and the fact that the Internet infrastructure in foreign countries may be less advanced than Internet infrastructure in the United States. In October 2005, we began offering our online premium services free of charge in some international markets in an effort to develop critical mass in those markets. Expansion into international markets requires significant resources that we may fail to recover by generating additional revenue.

If we are unable to successfully expand our international operations, if our offer of free online premium services to some international markets fails to develop critical mass in those markets, or if critical mass is achieved in those markets and members are then unwilling to pay for our online premium services once our offer of free premium services ends, our revenue may decline and our profit margins will be reduced.

Recent and potential future acquisitions could result in operating difficulties and unanticipated liabilities.

In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan designed to better align our resources with our strategic business objectives that cut our global workforce by approximately 5%. In order to address market opportunities and potential growth in our customer base, we may consider additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Such acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. Our acquisitions of LPI and RSVP and other potential future acquisitions may be associated with a number of risks, including:

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

If we are unable to successfully address these or other risks associated with our acquisitions of LPI and RSVP or potential future acquisitions, we may be unable to realize the anticipated synergies and benefits of our acquisitions, which could adversely affect our financial condition and results of operations. In addition, the businesses we acquired from LPI and RSVP are in more mature markets than our online businesses. The value of these new businesses to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases and advertisers, we can increase revenues in the acquired businesses. If this cross-marketing is unsuccessful, or if revenue growth in our acquired businesses is slower than expected, our financial condition and results of operations would be harmed.

If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.

Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. In June 2006, we experienced some disruptions in our senior executive team, including the resignation, for personal reasons, of our former Chief Executive Officer, Lowell Selvin, and the subsequent appointment of one of our directors, Karen Magee, as our Chief Executive Officer. Additional changes in our senior management took place as part of our June 2006 reorganization and our February 2007 appointment of a new Chief Technology Officer. Such disruptions could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.

We may need additional capital and may not be able to raise additional funds on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to unanticipated financial requirements. Although we have a term loan and revolving line of credit pursuant to our September 2006 Loan and Security Agreement (along with related security and pledge agreements, collectively “the Loan Agreement”) with ORIX Venture Finance LLC (“Orix”), our February 2007 amendment to the Agreement caps the amount of our revolving credit line at $3.0 million, an amount we have already drawn down. We also filed a shelf registration statement in April 2006 with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience dilution of their ownership interests. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute the ownership interests of existing stockholders, or scale back, or fail to address opportunities for expansion or enhancement of, our operations. We cannot assure you that we will not require additional capital in the near future.

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

Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, News Corporation, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace, that provide opportunity for online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the gay and lesbian travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or achieve and maintain profitability.

We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can. Increased competition may result in reduced operating margins, loss of market share and reduced revenue. Our ability to continue to offer increasingly competitive functional capabilities on our websites will also depend upon our success in moving onto a more extensible core technology platform.

If we are unable to protect our domain names, our reputation and brand could be harmed if third parties gain rights to, or use, these domain names in a manner that would confuse or impair our ability to attract and retain customers.

We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, Kleptomaniac.com, BuyGay.com, Out.com, Advocate.com and RSVPVacations.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. For example, the injunction issued in the DIALINK matter forced us to temporarily change our domain name in France during our appeal of that decision and may have temporarily made it more difficult for French users to find our French website. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu or .mobi, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. We may also attract claims that our print and online media properties have violated the copyrights, rights of privacy, or other rights of others. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. For example, the injunction issued in the DIALINK matter forced us to temporarily change our domain name in France during our appeal of that decision and may have temporarily made it more difficult for French users to find our French website. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.

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

We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:

•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers has been stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that were secondary producers under the CPO Act. The Walsh Act may result in the stay on enforcement of the CPO Act being lifted. If that occurs or if the FBI continues to inspect businesses that are secondary producers and there are no legal challenges to the Walsh Act or these challenges are unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this may result

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

We also do not currently collect sales, use or other similar taxes for sales of our subscription services, for travel and event packages or for physical shipments of goods into states other than California and New York. In the future, one or more local, state or foreign jurisdictions may seek to impose sales, use or other tax collection obligations on us. If these obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into that state or jurisdiction as the effective cost of purchasing goods or services from us will increase for those residing in these states or jurisdictions.

We are exposed to pricing and production capacity risks associated with our magazine publishing business, which could result in lower revenues and profit margins.

We publish and distribute magazines, such as The Advocate, Out, The Out Traveler and HIVPlus, among others. The commodity prices for paper products have been increasing over recent years, and producers of paper products are often faced with production capacity limitations, which could result in delays or interruptions in our supply of paper. In addition, mailing costs have also been increasing, primarily due to higher postage rates. If pricing of paper products and mailing costs continue to increase, if we encounter shortages in our paper supplies, or if our third party vendors fail to meet their obligations for any reason, our revenues and profit margins could be adversely affected.

We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.

If we were unable to refinance our debt or to raise additional capital on acceptable terms, our ability to operate our business would be impaired. As of December 31, 2006, we had an aggregate of approximately $16.9 million of long-term debt on a consolidated basis, including current maturities, and approximately $38.3 million of accumulated deficit. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may be required to refinance all or a part of our debt or to raise additional capital. We cannot assure that we will be able to refinance our debt or raise additional capital on acceptable terms.

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

Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through December 31, 2006, the closing sale prices of our common stock on the Nasdaq Stock Market LLC ranged from $3.06 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.

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

Our Stockholder Rights Plan, along with Provisions in our charter documents and under Delaware law, could discourage a takeover that stockholders may consider favorable.

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

As a Delaware corporation, we are also subject to Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Additionally, our Stockholder Rights Plan adopted in January 2007 will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Our board of directors could rely on Delaware law or the Stockholder Rights Plan to prevent or delay an acquisition of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in San Francisco, California and currently lease approximately 56,000 square feet at our headquarters facility. Our lease runs through 2012 and we have an option to terminate the lease effective January 2010 with proper notice for a fee. We also lease additional offices in Los Angeles, out of which we operate many of the functions supporting the publications produced by our LPI subsidiary, New York, out of which we operate our PlanetOut Inc. advertising sales and support and other LPI support functions and Minneapolis, out of which we operate our RSVP subsidiary. We support our international operations out of offices we lease in London and Buenos Aires. We believe that our existing facilities are adequate to meet current requirements. We believe that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

For a discussion of the accounting treatment of our leased corporate headquarters, see “Note 8 — Commitments and Contingencies” of the notes to our Consolidated Financial Statements, which we incorporate by reference herein.

Item 3.	Legal Proceedings

In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged

DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (approximately US $66,000 at December 31, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may have made it more difficult for French users to locate our French website. In January 2006, both sides appealed the French court’s decision. In November 2006, the Court of Appeals canceled DIALINK’s trademarks, found that we had not engaged in unfair competition, allowed us to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US $33,000 at December 31, 2006) we had paid previously and pay us €20,511 (approximately US $27,000 at December 31, 2006) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “LGBT.” Public trading of our common stock commenced in October 2004 and there was no public market for our stock prior to that time. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low

2005
First Quarter	$13.65	$8.10
Second Quarter	9.77	6.12
Third Quarter	10.39	7.31
Fourth Quarter	8.99	6.83
2006
First Quarter	$10.27	$7.37
Second Quarter	10.07	6.47
Third Quarter	7.95	2.66
Fourth Quarter	4.86	3.04

On March 1, 2007, the closing sales price of our common stock was $3.90 per share.

As of March 1, 2007, there were approximately 127 holders of record of our common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, Part III.

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

From the time of receipt through December 31, 2006, the proceeds of our public offering were applied toward repayment of the principal and interest of the senior subordinated note in the amount of $5.0 million, $25.5 million for the acquisition of the assets of LPI and $5.4 million for the acquisition of the assets of RSVP. The remaining proceeds of $7.0 million were used for working capital needs of the business. The use of proceeds of our public offering conformed to the intended use of proceeds as described in our initial public offering prospectus filed on October 14, 2004.

Repurchases of Equity Securities

(d)
			(c)	Maximum Number
	(a)		Total Number	(or Approximate
	Total Number	(b)	of SharesPurchased	Dollar Value) of
	of Shares	Average	as Part of Publicly	Shares that May
	Purchased	Price Paid	Announced	Yet Be Purchased Under
Period	(1)	per Share	Plans or Programs	the Plans or Programs

October 1, 2006 — October 31, 2006	—	$—	—	—
November 1, 2006 — November 30, 2006	—	—	—	—
December 1, 2006 — December 31, 2006	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Performance Measurement Comparison(1)

The following graph shows a total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) made in cash on October 14, 2004 (the date on which the Company’s Common Stock began trading on the Nasdaq Stock Market) and held until December 31, 2006 for: (i) the Company’s Common Stock; (ii) the Nasdaq Composite Index; and (iii) the RDG Internet Composite Index. The RDG Internet Composite Index is composed of approximately 50 U.S. publicly traded Internet companies. The Company’s stock price performance shown in the graph is not indicative of future stock performance.

Comparison of Cumulative Total Return
among PlanetOut Inc., the Nasdaq Composite Index,
and the RDG Internet Composite Index

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

Item 6.	Selected Financial Data

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data as of December 31, 2005 and 2006 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003 and 2004 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006(3)
	(In thousands, except per share amounts)

Revenue:
Advertising services	$4,227	$4,626	$6,541	$11,724	$26,479
Subscription services	8,030	12,727	16,775	21,135	24,447
Transaction services	1,700	1,746	1,646	2,732	17,718

Total revenue	13,957	19,099	24,962	35,591	68,644

Operating costs and expenses:(*)
Cost of revenue	6,311	6,696	8,068	11,964	35,205
Sales and marketing	5,739	6,554	8,806	11,088	17,344
General and administrative(1)	7,099	4,242	5,182	7,036	12,711
Restructuring	—	—	—	—	791
Depreciation and amortization	2,615	2,030	2,457	3,460	5,606

Total operating costs and expenses	21,764	19,522	24,513	33,548	71,657

Income (loss) from operations	(7,807)	(423)	449	2,043	(3,013)
Equity in net loss of unconsolidated affiliate(2)	(22)	(59)	(94)	(57)	—
Interest expense	(112)	(193)	(1,077)	(238)	(1,189)
Other income, net	96	72	210	1,199	584

Income (loss) before income taxes and minority interest	(7,845)	(603)	(512)	2,947	(3,618)
Provision for income taxes	(9)	(149)	(25)	(207)	(45)
Minority interest in gain of consolidated affiliate	—	—	—	—	(47)

Net income (loss)	(7,854)	(752)	(537)	2,740	(3,710)
Accretion on redeemable convertible preferred stock	(1,709)	(1,729)	(1,402)	—	—

Net earnings (loss) attributable to common stockholders	$(9,563)	$(2,481)	$(1,939)	$2,740	$(3,710)

Net earnings (loss) per share:
Basic	$(6.17)	$(1.53)	$(0.40)	$0.16	$(0.21)

Diluted	$(6.17)	$(1.53)	$(0.40)	$0.15	$(0.21)

	Year Ended December 31,
	2002	2003	2004	2005	2006(3)
	(In thousands, except per share amounts)

Weighted-average shares used to compute net earnings:
Basic	1,551	1,624	4,837	17,116	17,326

Diluted	1,551	1,624	4,837	18,192	17,326

(*) Stock-based compensation is allocated as follows (see Note 11):
Cost of revenue	$255	$502	$565	$177	$70
Sales and marketing	117	419	556	254	41
General and administrative	369	676	1,013	568	182

Total stock-based compensation	$741	$1,597	$2,134	$999	$293

	As of December 31,
	2002	2003	2004	2005	2006(3)
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$2,082	$2,282	$43,128	$18,461	$9,674
Working capital (deficit)	(1,751)	(2,804)	39,209	14,761	7,144
Total assets	9,974	10,929	59,208	77,338	93,589
Long-term liabilities	1,856	545	2,241	10,636	12,647
Redeemable convertible preferred stock	38,034	41,413	—	—	—
Stockholders’ equity (deficit)	$(35,142)	$(37,717)	$48,764	$53,052	$51,145

(1)	Includes a $2,750,000 lease settlement expense in 2002 related to an office lease terminated in September 2002.

(2)	Represents a minority interest in Gay.it S.p.A., as further described in Note 3 to the financial statements.

(3)	2006 data reflects the impact of the acquisitions of LPI and RSVP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2006, should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, and contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender community. Our products and services, including travel and events from RSVP, and our network of media properties, including our flagship websites Gay.com and PlanetOut.com, and The Advocate and Out magazines, allow our users to connect with and learn about other members of the LGBT community around the world.

With our November 2005 acquisition of substantially all of the assets of LPI, we expanded the number and scope of our subscription service offerings. In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to seven other online and print products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate.  We believe Out magazine is the leading audited circulation magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest. We believe these, and other properties acquired from LPI, allow us to better serve our business and consumer customers by expanding the platforms and content that we can provide them and to more cost-effectively promote our own products and services.

In March 2006, we completed the purchase of substantially all of the assets of RSVP, a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations. Through RSVP, we are able to offer specialized travel and event packages to the LGBT market. Typically, RSVP develops travel itineraries on cruises, on land and at resorts, by contracting with third-parties who provide the basic travel services. RSVP frequently adds additional programming elements to these basic services, such as special entertainers, parties and events, and markets these enhanced vacation packages to the gay and lesbian audience.

These acquisitions support our strategic plan of building a diversified global media and entertainment company serving the LGBT community, growing our revenue base and diversifying our revenue mix among advertising services, subscription services and transaction services.

Results of Operations

The following table sets forth the percentage of total revenue represented by items in our consolidated statements of operations:

	Year ended December 31,
	2004	2005	2006
	(As a percentage of total revenue)

Consolidated statements of operations data:
Revenue:
Advertising services	26.2%	32.9%	38.6%
Subscription services	67.2	59.4	35.6
Transaction services	6.6	7.7	25.8

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Cost of revenue	32.3	33.6	51.3
Sales and marketing	35.3	31.2	25.2
General and administrative	20.8	19.8	18.5
Restructuring	—	—	1.2
Depreciation and amortization	9.8	9.7	8.2

Total operating costs and expenses	98.2	94.3	104.4

Income (loss) from operations	1.8	5.7	(4.4)
Equity in net loss of unconsolidated affiliate	(0.4)	(0.2)	—
Interest expense	(4.3)	(0.7)	(1.7)
Other income, net	0.8	3.5	0.9

Income (loss) before income taxes and minority interest	(2.1)	8.3	(5.2)
Provision for income taxes	(0.1)	(0.6)	(0.1)
Minority interest in gain of consolidated affiliate	—	—	(0.1)

Net income (loss)	(2.2)%	7.7%	(5.4)%

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Summary

Our total revenue was $68.6 million in fiscal 2006, increasing 93% above our prior year’s revenue of $35.6 million, due to growth of advertising services, and the incremental effect of the acquisitions of LPI and RSVP.

Total operating costs and expenses were $71.7 million in fiscal 2006, increasing 114% above the prior year total of $33.5 million. These increases were primarily due to the incremental effect of the acquisitions of LPI and RSVP.

Loss from operations was $3.0 million in fiscal 2006, compared to income from operations of $2.0 million in fiscal 2005. This decrease was primarily related to the integration costs and amortization expense related to the acquisitions of LPI and RSVP, reductions in our total paid online subscribers, restructuring expenses and increased expenses related to the operations and support infrastructure of our online properties.

Included in our 2005 operating expenses are stock-based compensation expenses of $74,000 for the accelerated vesting of approximately 720,000 stock options in December 2005, reflecting the increase in the intrinsic value of these options on the date of acceleration, and $526,000, reflecting the remaining balance of unamortized unearned stock-based compensation of these options on the date of acceleration. As of December 31, 2006, we had

$1.2 million of unearned stock-based compensation. We may recognize additional stock-based compensation expense in the future if we grant additional stock, stock options or other forms of equity-based compensation.

Management expects that revenue will increase in fiscal 2007, primarily as a result of the anticipated increase in transaction services revenue due to RSVP’s expanded schedule of larger-ship iteneraries for 2007 and, to a lesser extent, an anticipated increase in advertising services revenue, offset partially by a reduction in online subscription services revenue.

We expect our operating loss will increase in fiscal 2007 despite the anticipated increase in revenue as we incur additional expenses for the development and expansion of site operations and support infrastructure, increased market research and marketing campaigns for a number of our brands and the continuing integration of our acquired businesses. For 2007, we anticipate that gains in operating efficiencies will be offset by non-recurring acquisition and business integration costs, higher expenses to launch new member facing features in our online products and higher depreciation on capital investments in our support infrastructure and in our on-going product development.

Revenue

Advertising Services.  We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings and from print advertising. Advertising services revenue was $26.5 million in fiscal 2006, an increase of 126% from fiscal 2005. This improvement was due, in part, to growth of the general online advertising industry and the incremental effect of the acquisition of LPI. During fiscal 2006, we expanded our “Local Scene” listings on our websites, a local business listing directory intended to drive local business advertising opportunities. Advertising services revenue accounted for 39% of revenue for 2006, up from 33% for the prior year.

For fiscal 2007, we expect a modest increase in advertising services revenue over 2006 due to continued growth of the general online advertising industry. We expect the percentage of our overall revenue attributable to advertising services to decrease in 2007 as a result of even higher growth in our transaction services revenue.

Subscription Services.  We currently offer our customers nine separate subscription services across both our online and print media properties. In addition, we have developed new bundled packages of our various subscription services to increase their value to our customers and to generate subscribers, circulation and revenue. Our subscription services revenue was $24.4 million in fiscal 2006, 16% above the prior year. These increases were due to the incremental effect of the acquisition of LPI, partially offset by a reduction in online subscribers. Subscription services revenue accounted for 36% of revenue for 2006, down from 59% for the prior year. The decrease in subscription services revenue as a percentage of total revenue occurred as a result of the higher growth rate of our advertising services, a reduction in our online subscribers, the international gratis campaign, and the acquisitions of LPI and RSVP.

For fiscal 2007, we expect total subscription services revenue to decrease in comparison to fiscal 2006, as a result of a reduction in online subscribers, and despite an anticipated increase in print subscribers. We also expect the percentage of our overall revenue attributable to subscription services to continue to decrease as a result of higher growth in our transaction service revenue associated, in part, with the acquisition of RSVP.

Transaction Services.  Transaction services revenue includes revenue generated from the sale of products through multiple e-commerce websites, sales of magazines through newsstand circulation, book sales, travel events and event marketing. Travel events services include cruises, land tours and resort vacations, together with revenues from onboard and other activities. Our transaction services revenue totaled $17.7 million in fiscal 2006, a 549% increase from 2005. This increase was primarily due to the incremental effect of the acquisitions of LPI and RSVP as well as revenue generated through our joint venture, PNO DSW Events, LLC. Transaction services revenue accounted for 26% of revenue for 2006, up from 8% for the prior year.

The travel and event marketing business has long lead times, and revenue is recorded when cruises or events are delivered. Our transaction services revenue will fluctuate from quarter to quarter depending upon the timing of scheduled cruises and events. For fiscal 2007, we expect transaction services revenue to increase over fiscal 2006, and the percentage of our revenue attributable to transaction services revenue to increase as a result RSVP’s expanded schedule of larger-ship itineraries for 2007.

Operating Costs and Expenses

Cost of Revenue.  Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, leasing costs related to chartering ships for leased voyages and vacations, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites, magazines and newsletters. Other expenses directly related to generating revenue included in cost of revenue include commissions and other expenses related to travel events services, transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $35.2 million in fiscal 2006, 194% above the prior year. This increase was due to the incremental effect of the acquisitions of LPI and RSVP. During the three months ended September 30, 2006, we wrote-off deposits on leased voyages of approximately $0.5 million as a result of a third-party contractor’s inability to meet its contractual obligations to us to provide the basic travel services associated with cruises. Cost of revenue was 51% as a percentage of total revenue for 2006, up from 34% in the prior year. This increase was due to the incremental effect of the acquisitions of LPI and RSVP and an increase in expenses related to site operations and support infrastructure.

For fiscal 2007, we expect cost of revenue to increase over fiscal 2006 as we continue our product development efforts, and due to the acquisitions of LPI and RSVP. We expect the cost of revenue as percentage of revenue to increase for 2007 over fiscal 2006 as a result of the shift in our revenue mix resulting from the acquisitions of LPI and RSVP.

Sales and Marketing.  Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $17.3 million in fiscal 2006, up 56% from the prior year. This increase was due to the incremental effect of the acquisitions of LPI and RSVP, partially offset by decreased advertising expenses related to our premium online subscription services. Sales and marketing expenses as a percentage of revenue were 25% for 2006, down from 31% in the prior year. This decrease occurred primarily as a result of the effect of the acquisitions of LPI and RSVP.

For fiscal 2007, we expect sales and marketing expenses to increase over fiscal 2006 due to the incremental costs of selling and marketing the LPI and RSVP products and services. We expect sales and marketing expense as a percentage of revenue to continue to decrease as we begin to leverage operating synergies from our historical business and our acquisitions of LPI and RSVP.

General and Administrative.  General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $12.7 million for 2006, up 81% from the prior year. This increase was due to the incremental effect of the acquisitions of LPI and RSVP; increased compensation and employee related costs as a result of increases in headcount; other relocation and retention charges; and integration and other expenses associated with the acquisitions of LPI and RSVP such as increased legal and insurance expenses. General and administrative expenses as a percentage of revenue were 19% for 2006, down from 20% in the prior year. This decrease occurred primarily as a result of the effect of the acquisitions of LPI and RSVP.

For fiscal 2007, we expect general and administrative expenses to increase over fiscal 2006 related to the acquisition and integration of LPI and RSVP. We expect general and administrative expenses as a percentage of revenue to continue to decrease as we begin to leverage operating synergies from our acquisitions of LPI and RSVP.

Restructuring.  In June 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our recently acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during 2006. During the second half of 2006, we recorded adjustments to decrease the cost of closing redundant facilities of approximately $45,000. We completed this restructuring in the fourth quarter of 2006, with certain payments continuing beyond 2006 in accordance with the terms of existing severance and other agreements.

Depreciation and Amortization.  Depreciation and amortization expense was $5.6 million for fiscal 2006, up 62% from the prior year, due primarily to an increase in the amortization of intangible assets associated with the acquisitions of LPI and RSVP and increased capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $1.5 million due to intangible assets which we capitalized in connection with the acquisition of LPI. Depreciation and amortization as a percentage of revenue was 8% for 2006, down from 10% in the prior year.

For fiscal 2007, we expect depreciation and amortization expense will increase over fiscal 2006 as a result of capital investments to support our on-going product development.

Other Income and Expenses

Equity in Net Loss of Unconsolidated Affiliate.  We recorded a net loss of unconsolidated affiliate of zero and $57,000 for 2006 and 2005, respectively, for our interest in Gay.it S.p.A. Our investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.

Interest Expense.  Interest expense was $1.2 million for fiscal 2006, an increase of 400% from the prior year, due primarily to the issuance of the note payable in connection with the acquisition of LPI in November 2005 and the Orix term and revolving loans entered into in September 2006.

Other Income, Net.  Other income, net consists of interest earned on cash, cash equivalents, restricted cash and short-term investments as well as other miscellaneous non-operating transactions. Other income, net was $0.6 million for fiscal 2006, a decrease of 51% from the prior year, primarily due to decreased interest income during fiscal 2006 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.

Comparison of the Years Ended December 31, 2005 and December 31, 2004

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

Operating Costs and Expenses

Cost of Revenue.  Cost of revenue was $12.0 million in fiscal 2005, 48% above the prior year due to increases in employee headcount and salaries, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, and the incremental costs of managing the LPI assets. Cost of revenue was 34% of revenue for 2005, up from 32% in 2004 due to the incremental effect of the acquisition of LPI.

Sales and Marketing.  Sales and marketing expenses were $11.1 million in fiscal 2005, up 26% from the prior year, due to increases in marketing promotions for the subscription services businesses, increases in employee headcount and salaries, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, and the incremental effect of managing the LPI properties. Sales and marketing expenses as a percentage of revenue were 31% for 2005, down from 35% in 2004 as a result of improving operating leverage and the effect of the acquisition of LPI.

General and Administrative.  Our general and administrative expenses were $7.0 million for 2005, up 36% from the prior year due to higher expenses associated with increased public company reporting and compliance requirements, higher insurance and risk management expenses, higher occupancy expenses related to the relocation of our corporate headquarters to larger facilities to accommodate the growth of our businesses, the incremental effect of operating the LPI properties, and integration and other expenses associated with the acquisitions of LPI. General and administrative expenses as a percentage of revenue were 20% for fiscal 2005, down from 21% in fiscal 2004 as a result of greater operating efficiencies in our general corporate services and the effect of the acquisition of LPI.

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

Other Income and Expenses

Equity in Net Loss of Unconsolidated Affiliate.  We recorded a net loss of unconsolidated affiliate of $57,000 and $94,000 for 2005 and 2004, respectively, for our interest in Gay.it S.p.A. Our investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.

Interest Expense.  Interest expense was $0.2 million for fiscal 2005, a decrease from $1.1 million in the prior year, following the repayment of our senior subordinated promissory note upon completion of our initial public offering.

Other Income, Net.  Other income, net was $1.2 million for fiscal 2005, an increase from $0.2 million in the prior year, primarily due to increased interest income we received during 2005 on our higher cash balance as a result of the completion of our initial public offering in October 2004.

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

We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition.  We derive our revenue principally from the sale of premium subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one month to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered. We provide an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns are recorded based upon historical experience. In January 2006, we began offering our customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we defer subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.

To date, the duration of our banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with our services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that we have no significant obligations remaining at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight line basis. Our obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. To the extent that these minimums are not met, we defer recognition of the corresponding revenue until the minimums are achieved. Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.

Transaction service revenue generated from sale of products held in inventory is recognized when the product is shipped net of estimated returns. We also earn commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that although we receive the order and collect money from buyer, we are under no obligation to make payment to the third party unless payment has been received from the buyer and risk of return is also borne by the third party. We recognize transaction service revenue from our event marketing and travel events services which include cruises, land tours and resort vacations, together with revenues from onboard and other activities and all associated direct costs of our event marketing and travel events services, upon the completion of events with durations of ten nights or less and on a pro rata basis for events in excess of ten nights.

Advertising Costs.  Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2005 and 2006, the balance of unamortized direct-response advertising costs was $173,000 and $1,540,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in 2004, 2005 and 2006 were $2,513,000, $3,260,000 and $4,234,000, respectively.

Valuation Allowances.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. As of December 31, 2005 and 2006, our allowance for doubtful accounts was $259,000 and $520,000, respectively.

We accrue an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve in any accounting period. As of December 31, 2005 and 2006, the provision for sales returns and allowances included in accounts receivable, net was $744,000 and $1,049,000, respectively.

We have recorded a full valuation allowance of $15.2 million as of December 31, 2006 against our deferred tax assets due to uncertainties related to our ability to realize the benefit of our deferred tax assets primarily from our net operating losses. In the future, if we generate sufficient taxable income and we determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would impact the results of operations in that period.

Goodwill and Other Long-lived Assets.  Our long-lived assets include goodwill, intangibles, property and equipment. We are required to test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of the enterprise. We complete our annual test as of December 1 and any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations. Our test for our 2006 fiscal year showed no impairment.

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

Capitalized Website Development Costs.  We capitalize the costs of enhancing and developing features for our websites when we believe that the capitalization criteria for these activities have been met and amortize these costs on a straight-line basis over the estimated useful life, generally three years. For 2004, 2005 and 2006 we capitalized $1.7 million, $2.0 million and $2.1 million, respectively. We expense the cost of enhancing and developing features for our websites in cost of revenue only when we believe that capitalization criteria have not been met. We exercise judgment in determining when to begin capitalizing costs and the period over which we amortize the capitalized costs. If different judgments were made, it would have an impact on our results of operations.

Stock-based compensation.  We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In anticipation of the impact of adopting FAS 123R, we accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of FAS 123R. Since we accelerated these shares and adopted FAS 123R using the modified prospective method, we did not record any one-time charges relating to the transition to FAS 123R and the consolidated financial statements for prior periods have not been restated to reflect, and do not include any impact of FAS 123R. As a result of FAS 123R, we expect to award restricted stock and restricted stock units or other compensation in lieu of or in addition to stock options.

As of December 31, 2006, there was approximately, $1,194,000 of total unrecognized compensation related to unvested stock-based compensation arrangements granted under our equity incentive plans. That cost is expected to be recognized over a weighted-average period of four years.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. Management uses an estimate of future volatility for our stock based on our historical volatility and the volatilities of comparable companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. See Note 2 of Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, certain commitments and acquisitions on our liquidity and capital resources.

Cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, and cash, cash equivalents and short-term investments, as reflected in the Consolidated Balance Sheets, are summarized in the table below:

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except percentage of total assets)

Net cash provided by (used in) continuing operations
Operating activities	$4,301	$5,488	$(4,618)
Investing activities	(4,836)	(29,499)	(14,869)
Financing activities	41,388	(639)	10,699
Effect of exchange rate on cash and cash equivalents	(7)	(17)	1

Net increase (decrease) in cash and cash equivalents	$40,846	$(24,667)	$(8,787)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$43,128	$18,461	$9,674
Short-term investments	—	—	2,050

Total cash, cash equivalents and short-term investments	$43,128	$18,461	$11,724

Percentage of total assets	72.8%	23.9%	12.5%

Cash, cash equivalents and short-term investments as of the end of 2004, 2005 and 2006 were $43.1 million, $18.5 million, and $11.7 million, respectively.

The decrease in cash and cash equivalents in 2006 was primarily the result of cash used for acquisitions of businesses of $5.4 million, capital expenditures of $4.6 million, purchases of short-term investments of $2.1 million, an increase in restricted cash of $2.9 million, cash used in operating activities of $4.6 million and principal payments under capital lease obligations and notes payable of $1.1 million, partially offset by proceeds from issuance of notes payable of $10.5 million.

Cash used in operating activities for 2006 was $4.6 million, due primarily to our net loss of $3.7 million, deposits on leased voyages and vacations of $7.2 million and increases of $3.3 million in accounts receivable, partially offset by depreciation and amortization of $5.6 million. Accounts receivable increased to $9.3 million and deferred revenue increased to $16.0 million, primarily as a result of our acquisitions of LPI and RSVP and the overall growth of our businesses. Cash flow from operating activities for 2005 was $5.5 million, driven primarily by growth of our advertising services and subscription services businesses, and the incremental impact of the acquisition of LPI, offset by a $4.0 million increase in accounts receivable and a $0.7 million decrease in accounts payable. During 2004, net cash provided by operating activities was $4.3 million, and was primarily attributable to the growth of our subscription services, offset by $1.6 million in payments for our lease settlement.

Cash used in investing activities for 2006 was $14.9 million, of which $5.5 million was used for acquisitions of businesses, $4.6 million for property and equipment, purchases of short-term investments of $2.1 million and an increase in restricted cash of $2.9 million. Cash used in investing activities for 2005 was $29.5 million, of which $25.5 million was used for acquisitions of businesses, and $4.0 million for capital assets. Investments in capital assets were comprised primarily of computer and office equipment and furniture and fixtures. Net cash used in investing activities was $4.8 million in 2004, and was primarily attributable to purchases of hardware, software, property and equipment, including $1.7 million of internally developed software, and $1.5 million of investment in furniture and fixtures associated with the move of our corporate headquarters.

Net cash provided by financing activities for 2006 was $10.7 million, due primarily to proceeds from issuance of notes payable of $10.5 million and proceeds from the repayment of a stockholder note receivable of $0.8 million, partially offset by $1.1 million for principal payments under capital lease obligations and notes payable. Net cash used by financing activities for 2005 was $0.6 million, consisting of $1.2 million for principal payments under capital lease obligations, partially offset by cash provided by the issuance of common stock related to employee stock option exercises of $0.6 million. Net cash provided by financing activities for 2004 was $41.4 million and was primarily attributable to $44.8 million from the completion of our initial public offering and $5.0 million from the issuance of our senior subordinated promissory note in May 2004, net of $1.9 million of capitalizable offering-related expenses and $5.0 million for the repayment of our senior subordinated promissory note in October 2004.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, subscription trends, accounts receivable collections, inventory management, deposit commitments on leased voyages and the timing and amount of payments and taxes.

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

In September 2006, we entered into our Loan Agreement with Orix, which was amended in February 2007. Pursuant to the Loan Agreement, we borrowed $7.5 million as a term loan and $3.0 million as a 24-month revolving loan in September 2006. The borrowings under the line of credit are limited to $3.0 million, which we have already drawn down, and to 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 bearing interest at a rate of prime plus 3%, decreasing to prime plus 2% if certain financial benchmarks are met. The revolving loan bears interest at a rate of prime plus 1%. The loans are secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note. In connection with the term loan agreement, we also issued to Orix a 7-year warrant to purchase up to 120,000 shares of our common stock at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.

We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At December 31, 2006, we had deposits on leased voyages and vacations of $7.2 million included in prepaid expenses and other current assets and commitments for future deposits on leased voyages and vacations of $8.8 million. Typically, customers who book passage on these voyages or vacations are required to make scheduled deposits to us for these leased voyages or vacations. At December 31, 2006, we had deposits from customers of $5.6 million included in deferred revenue, current portion.

During 2006, we invested $7.1 million in property and equipment of which $2.5 million was financed through capital leases. 80% of this investment related to capitalized labor, hardware and software related to enhancements to our website infrastructure and features. For fiscal 2007, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.

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

Off-balance Sheet Liabilities

We did not have any off-balance sheet liabilities or transactions as of December 31, 2006.

Other Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2006, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012 & After
	(In thousands)

Contractual obligations:
Capital lease obligations	$2,578	$892	$1,415	$271	$—
Operating leases	16,259	3,047	6,315	5,831	1,066
Deposit commitments	8,797	8,797	—	—	—
Notes payable	19,803	10,403	7,758	1,642	—
Other	789	628	161	—	—

Total contractual obligations	$48,226	$23,767	$15,649	$7,744	$1,066

Capital Lease Obligations.  We hold property and equipment under noncancelable capital leases with varying maturities.

Operating Leases.  We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through December 31, 2012. Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Deposit Commitments.  We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the lease voyage or vacation.

Notes Payable.  In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears.

In June 2006, we entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006.

In September 2006, we borrowed $7,500,000 under the Orix term loan and $3,000,000 under the Orix revolving loan. As of December 31, 2006, $1,695,000 is included in notes payable, current portion net of discount and $8,100,000 is included in long-term notes payable, net of discount.

Other.  Other contractual obligations consist of a guaranteed executive incentive bonus and a purchase obligation for a co-location facility agreement with a third-party service provider. Under the co-location facility agreement, we pay a minimum monthly fee of $43,000 to the third-party service provider for providing space for our network servers and committed levels of telecommunications bandwidth. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $516,000 for 2007.

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

Inflation has not had a significant effect on our revenue or expenses historically and we do not expect it to be a significant factor in the short-term. However, inflation may affect our business in the medium-term to long-term. In particular, our operating expenses may be affected by a tightening of the job market, resulting in increased pressure for salary adjustments for existing employees and higher cost of replacement for employees that are terminated or resign.

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We adopted SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109‘(“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 and we do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio primarily in money market funds.

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

Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased net revenue, operating expenses and net income. Conversely, our net revenue, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2006 was not material.

Item 8.	Financial Statements and Supplementary Data

PlanetOut Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PlanetOut Inc.:

We have audited the accompanying consolidated balance sheets of PlanetOut Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanetOut Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PlanetOut Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PlanetOut Inc.:

In our opinion, the consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of PlanetOut Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 25, 2005

PlanetOut Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$18,461	$9,674
Short-term investments	—	2,050
Restricted cash	—	2,854
Accounts receivable, net	6,030	9,337
Inventory	1,349	1,690
Prepaid expenses and other current assets	2,571	11,336

Total current assets	28,411	36,941
Property and equipment, net	8,167	10,923
Goodwill	28,699	32,572
Intangible assets, net	10,909	12,132
Other assets	1,152	1,021

Total assets	$77,338	$93,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,334	$1,782
Accrued expenses and other liabilities	2,750	3,472
Accrued restructuring	—	235
Deferred revenue, current portion	8,749	14,569
Capital lease obligations, current portion	309	694
Notes payable, current portion net of discount	222	8,817
Deferred rent, current portion	286	228

Total current liabilities	13,650	29,797
Deferred revenue, less current portion	1,771	1,474
Capital lease obligations, less current portion	212	1,504
Notes payable, less current portion and discount	7,075	8,100
Deferred rent, less current portion	1,578	1,569

Total liabilities	24,286	42,444

Minority interest in consolidated subsidiaries	—	—
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,248 and 17,629 shares issued and outstanding at December 31, 2005 and 2006, respectively	17	17
Additional paid-in capital	88,333	89,532
Note receivable from stockholder	(603)	—
Accumulated other comprehensive loss	(123)	(122)
Accumulated deficit	(34,572)	(38,282)

Total stockholders’ equity	53,052	51,145

Total liabilities and stockholders’ equity	$77,338	$93,589

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006

Revenue:
Advertising services	$6,541	$11,724	$26,479
Subscription services	16,775	21,135	24,447
Transaction services	1,646	2,732	17,718

Total revenue	24,962	35,591	68,644

Operating costs and expenses:(*)
Cost of revenue	8,068	11,964	35,205
Sales and marketing	8,806	11,088	17,344
General and administrative	5,182	7,036	12,711
Restructuring	—	—	791
Depreciation and amortization	2,457	3,460	5,606

Total operating costs and expenses	24,513	33,548	71,657

Income (loss) from operations	449	2,043	(3,013)
Equity in net loss of unconsolidated affiliate	(94)	(57)	—
Interest expense	(1,077)	(238)	(1,189)
Other income, net	210	1,199	584

Income (loss) before income taxes	(512)	2,947	(3,618)
Provision for income taxes	(25)	(207)	(45)
Minority interest in gain of consolidated affiliate	—	—	(47)

Net income (loss)	(537)	2,740	(3,710)
Accretion on redeemable convertible preferred stock	(1,402)	—	—

Net earnings (loss) attributable to common stockholders	$(1,939)	$2,740	$(3,710)

Net earnings (loss) per share:
Basic	$(0.40)	$0.16	$(0.21)

Diluted	$(0.40)	$0.15	$(0.21)

Weighted-average shares used to compute net earnings:
Basic	4,837	17,116	17,326

Diluted	4,837	18,192	17,326

(*)Stock-based compensation is allocated as follows (see Note 2):
Cost of revenue	$565	$177	$70
Sales and marketing	556	254	41
General and administrative	1,013	568	182

Total stock-based compensation	$2,134	$999	$293

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Redeemable convertible preferred stock:
Balance, beginning of year	$41,413	$—	$—
Issuance of Series D for cash on exercise of options	15	—	—
Accretion on redeemable convertible preferred stock	1,402	—	—
Repurchase of Series B convertible preferred stock upon termination of employee services	(20)	—	—
Conversion of preferred stock into common stock upon completion of initial public offering	(42,810)	—	—

Balance, end of year	$—	$—	$—

Common stock:
Balance, beginning of year	$2	$17	$17
Issuance of common stock for cash, net of offering expenses of $5,226	5	—	—
Conversion of preferred stock into common stock upon completion of initial public offering	10	—	—

Balance, end of year	17	17	17

Additional paid-in-capital:
Balance, beginning of year	17	88,387	88,333
Issuance of common stock for cash on exercise of options and warrants	44	552	461
Unearned stock-based compensation, net of cancellations and tax effects of disqualifying dispositions	3,406	(687)	293
Issuance of stock options to consultants in exchange for services	88	—	—
Accretion on redeemable convertible preferred stock	(1,402)	—	—
Issuance of common stock for cash, net of offering expenses of $5,226	42,896	—	—
Issuance of common stock warrants in connection with subordinated promissory note	543	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	445
Conversion of preferred stock into common stock upon completion of initial public offering	42,800	—	—
Amount paid to stockholder for fractional shares due to reverse stock split	(5)	—	—
Stock-based compensation upon acceleration of unvested options	—	81	—

Balance, end of year	88,387	88,333	89,532

Note receivable from stockholder:
Balance, beginning of year	(603)	(603)	(603)
Repayment of note receivable from stockholder	—	—	603

Balance, end of year	(603)	(603)	—

Unearned stock-based compensation:
Balance, beginning of year	(259)	(1,619)	—
Unearned stock-based compensation, net of cancellations	(3,406)	493	—
Amortization of unearned stock-based compensation, net of cancellations	2,046	600	—
Stock-based compensation upon acceleration of unvested options	—	526	—

Balance, end of year	(1,619)	—	—

Accumulated other comprehensive loss:
Balance, beginning of year	(99)	(106)	(123)
Foreign currency translation adjustment	(7)	(17)	1

Balance, end of year	(106)	(123)	(122)

Accumulated deficit:
Balance, beginning of year	(36,775)	(37,312)	(34,572)
Net income (loss)	(537)	2,740	(3,710)

Balance, end of year	(37,312)	(34,572)	(38,282)

Total stockholders’ equity	$48,764	$53,052	$51,145

Number of shares
Redeemable convertible preferred stock:
Balance, beginning of year	9,293	—	—
Issuance of Series D for cash on exercise of options	4	—	—
Repurchase of Series B upon termination of employee services	(26)	—	—
Conversion of preferred stock into common stock upon completion of initial public offering	(9,271)	—	—

Balance, end of year	—	—	—

Common stock:
Balance, beginning of year	1,728	16,943	17,248
Issuance of common stock upon exercise of options and warrants	223	306	161
Issuance of restricted stock	—	—	220
Issuance of common stock for cash, net of offering expenses of $5,226	5,348	—	—
Repurchase of unvested common stock upon termination of employee services	(3)	(1)	—
Conversion of preferred stock into common stock upon completion of initial public offering	9,647	—	—

Balance, end of year	16,943	17,248	17,629

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income (loss)	$(537)	$2,740	$(3,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,457	3,460	5,606
Provision for doubtful accounts	34	112	219
Restructuring	—	—	19
Amortization of unearned stock-based compensation, net of cancellation and tax effects	2,046	405	293
Stock-based compensation upon acceleration of vesting of unvested options	—	608	—
Amortization of warrant and issuance costs in connection with senior subordinated promissory note	636	—	—
Amortization of debt discount	—	—	55
Amortization of deferrred rent	354	256	(43)
Issuance of stock and stock options and shares in exchange for services	88	—	—
Loss on disposal or write-off of property and equipment	60	71	46
Equity in net loss of unconsolidated affiliate	94	57	—
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	(826)	(4,067)	(3,265)
Inventory	4	(668)	(341)
Prepaid expenses and other assets	(1,304)	1,221	(3,949)
Accounts payable	1,557	(706)	372
Accrued expenses and other liabilities	(1,385)	1,201	684
Accrued restructuring	—	—	235
Deferred revenue	1,023	798	(839)

Net cash provided by (used in) operating activities	4,301	5,488	(4,618)

Cash flows from investing activities:
Acquisitions, net of issuance of note payable and cash acquired	—	(25,546)	(5,403)
Purchases of property and equipment	(4,866)	(3,953)	(4,562)
Purchases of short-term investments	—	—	(2,050)
Changes in restricted cash	30	—	(2,854)

Net cash used in investing activities	(4,836)	(29,499)	(14,869)

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	59	552	461
Proceeds from senior subordinated promissory note and related warrants, net of issuance costs	4,907	—	—
Repurchase of redeemable convertible preferred stock and common stock	(20)	—	—
Repayment of senior subordinated promissory notes	(5,000)	—	—
Purchase of fractional shares due to reverse stock split	(5)	—	—
Proceeds from repayment of note receivable from stockholder	—	—	843
Principal payments under capital lease obligations and notes payable	(1,454)	(1,191)	(1,105)
Proceeds from issuance of notes payable	—	—	10,500
Proceeds from issuance of common stock in initial public stock offering, net of issuance costs	42,901	—	—

Net cash provided by (used in) financing activities	41,388	(639)	10,699

Effect of exchange rate on cash and cash equivalents	(7)	(17)	1
Net increase (decrease) in cash and cash equivalents	40,846	(24,667)	(8,787)
Cash and cash equivalents, beginning of period	2,282	43,128	18,461

Cash and cash equivalents, end of period	$43,128	$18,461	$9,674

Supplemental disclosure of cash flow information:
Interest expense paid	$441	$105	$1,189

Income taxes paid	$86	$172	$177

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$1,991	$113	$2,525

Accretion on redeemable convertible preferred stock	$1,402	$—	$—

Unearned stock-based compensation	$3,406	$493	$—

Conversion of preferred stock to common stock upon completion of initial public offering	$42,810	$—	$—

Issuance of note payable in connection with acquisition	$—	$7,075	$—

Issuance of common stock warrants in connection with debt issuance	$—	$—	$445

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company

PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000. The Company, together with its subsidiaries, is a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of products and services, including online and print media properties, a travel marketing business and other goods and services. With the acquisitions of LPI Media, Inc. and related entities (“LPI”) in November 2005 and RSVP Productions, Inc. (“RSVP”) in March 2006, the Company expanded the number and scope of its online and print media properties and became a leading marketer of gay and lesbian travel and events.

The Company’s online media properties include the leading LGBT-focused websites Gay.com, PlanetOut.com, Advocate.com and Out.com. The Company’s print media properties include the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. The Company’s travel marketing business includes gay and lesbian travel and events marketed through its RSVP brand, such as cruises, land tours and resort vacations. The Company also offers its customers access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. The Company also generates revenue from newsstand sales of its various print properties.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities in which the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. The Company recognizes minority interest for subsidiaries or variable interest entities where it owns less than 100 percent of the equity of the subsidiary. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity it does not own. The Company discontinues allocating losses to the minority interest when the minority interest is reduced to zero.

Investments in entities over which the Company has significant influence, typically those entities that are 20 to 50 percent owned by the Company, are accounted for using the equity method of accounting, whereby the investment is carried at cost of acquisition, plus the Company’s equity in undistributed earnings or losses since acquisition. The Company monitors such investments for impairment by considering current factors including economic environment, market conditions, and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Investments in entities in which the Company holds less than a 20 percent ownership interest and over which the Company does not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net income (loss) or net income (loss) per share of the Company.

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair market value of which approximates cost.

Restricted Cash

Restricted cash consists of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $2,694,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement. The restricted cash related to future deposit commitments will be applied against the commitments for future deposits in February 2007.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and borrowings are carried at cost, which approximate fair value due to their short maturities. The reported amount of borrowings approximates fair value due to the market value interest rate.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, 2005 and 2006, no single customer accounted for 10% or more of the Company’s revenue or net accounts receivable.

Foreign Currency Translation

The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income, net in the consolidated statements of operations and for 2004, 2005 and 2006 have not been significant.

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

Leasehold improvements made by the Company and reimbursable by the landlord as tenant incentives are recorded by the Company as leasehold improvement assets and amortized over a term consistent with the above guidance. The incentives from the landlord are recorded as deferred rent and amortized as reductions to rent expense over the lease term. At December 31, 2005 and 2006, the balance of these leasehold improvement allowances was $1,402,000. During the years ended December 31, 2004, 2005 and 2006, the Company amortized $37,000, $186,000 and $193,000, respectively, to the accompanying consolidated statements of operations as a reduction of rent expense. At December 31, 2005 and 2006, the deferred rent balance attributable to these incentives totaled $1,179,000 and $986,000, respectively. Future amortization of balance of these tenant incentives is estimated to be $194,000 each year for 2007 to 2011, and $16,000 in 2012. At December 31, 2005 and 2006, the Company had receivable balances for tenant incentives $243,000 and zero, respectively, recorded under prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Internal Use Software and Website Development Costs

The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. During 2004, 2005 and 2006, the Company capitalized costs of $1,650,000, $2,022,000 and $2,068,000, respectively, and recorded $519,000, $903,000 and $1,386,000 of related amortization

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense, respectively. The capitalized costs for 2004, 2005 and 2006 included $904,000, $1,036,000 and $669,000 paid to external consultants for website development.

Goodwill

The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess. The Company determined that it has one reporting unit. The Company performed its annual test on December 1, 2004, 2005 and 2006. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.

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

To date, the duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. The Company’s obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved. Magazine advertising revenues are recognized, net of related agency commissions, on the date the magazines are placed on sale at the newsstands. Revenues received for advertisements in magazines to go on sale in future months are classified as deferred advertising revenue.

Transaction service revenue generated from the sale of products held in inventory is recognized when the product is shipped, net of estimated returns. The Company also earns commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that although the Company receives the order and collects money from buyer, the Company is under no obligation to make payment to the third party unless payment has been received from the buyer and risk of return is also borne by the third party. The Company recognizes transaction service revenue from its event marketing and travel events services which include cruises, land tours and resort vacations, together with revenues from onboard and other activities and all associated direct costs of its event marketing and travel events services, upon the completion of events with durations of ten nights or less and on a pro rata basis for events in excess of ten nights.

Advertising

Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2005 and 2006, the balance of unamortized direct-response advertising costs was $173,000 and $1,540,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in 2004, 2005 and 2006 were $2,513,000, $3,260,000 and $4,234,000, respectively.

Event Marketing

In January 2006, the Company’s subsidiary, PNO DSW Events, LLC, a joint venture, began its event marketing business. The subsidiary markets events which include a number of sub-events that occur over specific periods of four to eight days. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition ,” EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” EITF 00-21 and EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket‘ Expenses Incurred .” For the purposes of EITF 00-21, the Company considers the sub-events as part of a single accounting unit and recognizes the revenue and related direct costs upon completion of the final sub-event of the accounting unit.

Recognition of revenues and expenses are deferred until completion of the final sub-event of the respective defined accounting unit. As of December 31, 2006, the Company has recorded no deferred revenue related to event marketing and $27,000 of prepaid direct costs of event marketing included in prepaid expenses and other current assets.

Sales Returns and Allowances

The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management judgments and estimates are made and used in connection with establishing the sales and allowances reserve in any accounting period. As of December 31, 2005 and 2006, the provision for sales returns and allowances included in accounts receivable, net was $744,000 and $1,049,000, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2005 and 2006 the allowance for doubtful accounts included in accounts receivable, net was $259,000 and $520,000, respectively.

Equity Incentive Plans

The Company has equity incentive plans for directors, officers, employees and non-employees. Stock options granted under these plans generally vest over two to four years, are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company and expire within 10 years from the date of grant. As of December 31, 2006, the Company has reserved an aggregate of approximately 2,735,000 shares of common stock for issuance under its equity incentive plans.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in its consolidated statements of operations.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure (as amended)” (“FAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures. In anticipation of the impact of adopting FAS 123R, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R. Since the Company accelerated these shares, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the years ended December 31, 2004 and 2005 for employee stock option awards that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the years ended December 31, 2004 and 2005 required under FAS 123 was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005

Net earnings (loss) attributable to common stockholders, as reported:	$(1,939)	$2,740
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	2,046	971
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(2,653)	(3,815)

Pro forma net loss attributable to common stockholders	$(2,546)	$(104)

Net loss per share attributable to common stockholders:
As reported — basic	$(0.40)	$0.16

As reported — diluted	$(0.40)	$0.15

Pro forma — basic	$(0.53)	$(0.01)

Pro forma — diluted	$(0.53)	$(0.01)

Prior to adopting FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statement of cash flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the year ended December 31, 2006, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.

Prior to the Company’s IPO, the fair value of each option grant was determined using the minimum value method prescribed by FAS 123. Subsequent to the offering, the fair value was determined using the Black-Scholes

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model stipulated by FAS 123. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company’s stock option awards:

	Year ended December 31,
	2004	2005	2006

Preferred stock options:
Expected lives (in years)	2.5	—	—
Risk free interest rates	2.77 - 4.05%	—	—
Dividend yield	10%	—	—
Volatility	0%	—	—
Common stock options:
Expected lives (in years)	5.0	5.0	7.0
Risk free interest rates	2.77 - 4.05%	3.59 - 4.55%	4.32 - 4.57%
Dividend yield	0%	0%	0%
Volatility	0 - 94.6%	85%	75%

The Company’s computation of expected volatility for the year ended December 31, 2006 is based on a combination of historical and market-based implied volatility from other equities comparable to the Company’s stock at the time of the grants. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Comprehensive Loss

Other comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statement of changes in stockholders’ equity (deficit). For 2004, 2005 and 2006, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period.

Net Income (Loss) Per Share

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the sum of the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase, using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, income from continuing operations (or net income) is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends (or interest on participating income bonds) that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to each security are determined by adding together the amount

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated for dividends and the amount allocated for a participation feature. The total earnings allocated to each security are then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006

Numerator:
Net income (loss)	$(537)	$2,740	$(3,710)
Accretion on redeemable convertible preferred stock	(1,402)	—	—

Net earnings (loss) attributable to common stockholders	$(1,939)	$2,740	$(3,710)

Denominator:
Weighted-average shares used to compute basic EPS	4,837	17,116	17,326
Effect of dilutive securities:
Dilutive common stock equivalents	—	1,076	—

Dilutive potential common shares	—	1,076	—

Weighted-average shares used to compute diluted EPS	4,837	18,192	17,326

Net earnings (loss) per share:
Basic	$(0.40)	$0.16	$(0.21)

Diluted	$(0.40)	$0.15	$(0.21)

The potential shares, which are excluded from the determination of basic and diluted net earnings (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Common stock options and warrants	2,424	700	1,867
Common stock subject to repurchase	2	2	—

	2,426	702	1,867

Segment Reporting

The Company operates in one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although the chief operating decision maker does review revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which the separate financial information of revenue, results of operations, and assets is available.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, all business units that meet the quantitative thresholds of the standard also meet the aggregation criteria of the standard as well.

Variable Interest Entity

The Company has determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. The minority interest’s share of income for 2006 totaled $47,000. At December 31, 2006, accumulated losses associated with the minority interest have reduced the minority interest to zero on the Consolidated Balance Sheets, with excess losses attributable to the minority interest amounting to approximately $10,000 included in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 and the Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Investment in Gay.it S.p.A.

In January 2006, the Company changed from the equity method to the cost method of accounting for its investment in Gay.it S.p.A., an Italian company that operates a website targeting the Italian gay community, and no longer records its share of Gay.it S.p.A. losses in its consolidated results of operations. The change to the cost

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting for Gay.it S.p.A. was the result of the Company’s ownership percentage declining below 20 percent and qualitative factors which indicated that the Company does not exercise significant influence over the operations of Gay.it S.p.A. Prior to 2006, the recognition of the equity in net loss from this investment and impairment charges, if any, were included in equity in net loss on unconsolidated affiliate in the accompanying consolidated statements of operations. The Company recorded $94,000 and $57,000 as equity in net loss of unconsolidated affiliate in 2004 and 2005, respectively. As a result of recording the Company’s equity in net loss for its interest in Gay.it S.p.A., the Company’s net investment in this unconsolidated affiliate was reduced to zero as of December 31, 2005.

In 2004 and 2005, the net loss recorded for the Company’s equity in its investment in Gay.it S.p.A. represented 18% and 2%, respectively, of the Company’s consolidated net earnings (loss) for the year. The following tables summarize the audited financial statement information of Gay.it S.p.A. as required by the equity method of accounting as of December 31, 2005 and for the years ended December 31, 2004 and 2005 (in thousands):

December 31,
2005

Current assets	$388
Non-current assets	$69
Current liabilities	$322
Non-current liabilities	$—

	Year Ended December 31,
	2004	2005

Net sales revenue	$565	$651
Operating expenses	$743	$827
Net loss from operations	$(178)	$(176)
Net loss	$(209)	$(202)

Note 4 — Business Combinations, Goodwill and Intangible Assets

Business Combinations

Through domestic acquisitions, the Company has continued to expand its business. The following table summarizes the Company’s purchase acquisitions in 2005 and 2006 (in thousands):

			Net
		Post	Tangible	Identifiable		Aggregate
	Year	Acquisition	Assets	Intangible		Purchase
Company Name	Acquired	Ownership	(Liabilities)	Assets	Goodwill	Price

LPI Media, Inc. and related entities	2005	100%	$(3,775)	$11,100	$25,296	$32,621
RSVP Productions, Inc.	2006	100%	$(63)	$2,750	$3,982	$6,669

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tangible net assets were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired reflects management’s estimates based on, among other factors, use of established valuation methods. Such assets consist of customer lists and user bases and trademarks. Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to six years. The Company believes the straight-line method of amortization represents the best estimate of the distribution of the economic value of the identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Of the $25,296,000 and $3,982,000 of goodwill recorded for LPI and RSVP, $18,999,000 and $3,982,000 is expected to be deductible for tax purposes, respectively. The following table summarizes the Company’s acquired intangible assets by type related to the above purchase acquisitions (in thousands):

				Total
		Customer		Acquired
	Year	Lists and		Intangible
Company Name	Acquired	User Bases	Tradenames	Assets

LPI Media, Inc. and related entities	2005	$5,400	$5,700	$11,100
RSVP Productions, Inc.	2006	$1,810	$940	$2,750

LPI Media, Inc. Acquisition

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

The results of operations for the acquired business have been included in our consolidated statements of operations for the period subsequent to the acquisition date of November 8, 2005. Supplemental information on an unaudited pro forma consolidated basis, as if the LPI acquisition was completed at the beginning of the years 2004 and 2005, is as follows (in thousands, except per share amounts):

	December 31,
	2004	2005
	(Unaudited)

Revenue	$54,694	$60,946
Net income	$(1,837)	$2,734
Basic earnings per share	$(0.38)	$0.16

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company and LPI been a combined company during the specified periods.

RSVP Productions Inc. Acquisition

On March 8, 2006, the Company acquired substantially all of the assets of RSVP, a leading marketer of gay and lesbian travel and events, including cruises, land tours and resort vacations for an aggregate purchase price of approximately $6,669,000. Through this purchase, the Company has been able to expand its product offerings and reach into the LGBT community. The purchase agreement entitles RSVP to receive potential additional earn-out payments of up to $3,000,000 based on certain revenue and net income milestones for each of the years ending

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and December 31, 2008. These earn-out payments, if any, will be paid no later than March 15, 2008 and March 15, 2009, respectively, and may be paid in either cash or shares of the common stock of the Company, at the Company’s discretion.

The results of operations for the acquired business have been included in our consolidated statements of operations for the period subsequent to the acquisition date of March 8, 2006. Supplemental consolidated information on an unaudited pro forma consolidated basis, as if the RSVP acquisition was completed at the beginning of the years 2005 and 2006, is as follows (in thousands, except per share amounts):

	December 31,
	2005	2006
	(Unaudited)

Revenue	$44,816	$70,359
Net income (loss)	$1,511	$(4,210)
Basic earnings per share	$0.09	$(0.24)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company and RSVP been a combined company during the specified periods.

Goodwill

The following table presents goodwill balances and the adjustment to the Company’s acquisition during the year ended December 31, 2006:

	December 31,	Goodwill		December 31,
Acquisition	2005	Acquired	Adjustments	2006

Acquisitions prior to December 31, 2004	$3,403	$—	$—	$3,403
LPI	25,296	—	(109)	25,187
RSVP	—	3,982	—	3,982

	$28,699	$3,982	$(109)	$32,572

Adjustments to goodwill during the year ended December 31, 2006 resulted primarily from purchase price adjustments related to transaction costs and deferred revenue. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year. Based on the Company’s last impairment test as of December 1, 2006, the Company determined there was no impairment. There were no events or circumstances from that date through December 31, 2006 indicating that a further assessment was necessary.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of acquired intangible assets are as follows (in thousands):

	December 31, 2005			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists and user bases	$8,678	$3,469	$5,209	$10,488	$4,996	$5,492
Tradenames	8,040	2,340	5,700	8,980	2,340	6,640
Other intangible assets	726	726	—	726	726	—

	$17,444	$6,535	$10,909	$20,194	$8,062	$12,132

Intangible assets subject to amortization consist of customer lists and user bases with amortization periods of one to six years. As of December 31, 2005 and 2006, the weighted-average useful economic life of customer lists and user bases being amortized was 4.8 and 5.1 years, respectively. During 2005 and 2006, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. Aggregate amortization expense for intangible assets totaled $20,000, $191,000 and $1,527,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

As of December 31, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007	$1,423
2008	1,396
2009	1,257
2010	1,093
2011	277
Thereafter	46

$5,492

Note 5 — Other Balance Sheet Components

	December 31,
	2004	2005	2006
	(In thousands)

Accounts receivable:
Trade accounts receivable	$2,134	$7,033	$10,906
Less: Allowance for doubtful accounts	(59)	(259)	(520)
Less: Provision for returns	—	(744)	(1,049)

	$2,075	$6,030	$9,337

In 2004, 2005 and 2006, the Company provided for an increase in the allowance for doubtful accounts of $34,000, $287,000 and $1,824,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $18,000, $87,000 and $1,563,000, respectively. The increases in write-offs and provisions for doubtful accounts in 2006 over 2004 and 2005 are due to the businesses acquired in the LPI acquisition.

Prior to the acquisition of LPI in November 2005, the Company estimated a provision for returns of zero based on its historical returns. In 2005 and 2006, the Company provided for an increase in the provision for returns of

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$839,000 and $4,589,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $95,000 and $4,284,000, respectively.

	December 31,
	2004	2005	2006
	(In thousands)

Inventory
Materials for future publications	$—	$415	$370
Finished goods available for sale	24	1,019	1,386

	24	1,434	1,756
Less: reserve for obsolete inventory	—	(85)	(66)

	$24	$1,349	$1,690

Prior to the acquisition of LPI in November 2005, the Company estimated a provision for obsolete inventory of zero based on its historical valuation of inventory. In 2005 and 2006, the Company provided for an increase in the provision for obsolete inventory of $87,000 and $34,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $2,000 and $53,000, respectively.

	December 31,
	2005	2006
	(In thousands)

Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$2,328	$4,183
Deposits on leased voyages and vacations	—	7,153
Receivable from landlord for tenant improvement allowance, current portion (Note 2)	243	—

	$2,571	$11,336

	December 31,
	2005	2006
	(In thousands)

Property and equipment:
Computer equipment and software	$10,402	$13,569
Furniture and fixtures	1,396	1,613
Leasehold improvements	1,555	2,269
Website development costs	4,783	6,769

	18,136	24,220
Less: Accumulated depreciation and amortization	(9,969)	(13,297)

	$8,167	$10,923

In 2004, 2005 and 2006, the Company recorded depreciation and amortization expense of property and equipment of $2,437,000, $3,269,000 and $4,041,000, respectively.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2006
	(In thousands)

Other assets:
Other assets	$921	$1,021
Interest on note receivable from stockholder (Note 6)	231	—

	$1,152	$1,021

	December 31,
	2005	2006
	(In thousands)

Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$989	$1,499
Other accrued liabilities	1,761	1,973

	$2,750	$3,472

Note 6 — Related Party Transactions

Note Receivable

In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $37,000, $51,000 and $9,000 was recognized in 2004, 2005 and 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.

Advertising Agreement

In November 2001, the Company entered into an advertising agreement with Gay.it S.p.A., an unconsolidated affiliate of the Company during the years 2004 and 2005 and in which the Company had an investment in 2006 (see Note 3). Pursuant to this agreement, the Company paid Gay.it S.p.A. a referral fee of $63,000, $69,000 and zero in 2004, 2005 and 2006, respectively.

Senior Subordinated Promissory Note

In May 2004, the Company entered into a $5 million senior subordinated promissory note with a related party. The note was due on the earlier to occur of January 18, 2007 or the 30th day after the completion of an initial public offering with gross proceeds of $30 million or more. The Company was allowed to prepay the note at any time without penalty. The note interest rate was 11% per year with interest payable monthly. In connection with the issuance of the notes, the Company incurred $93,000 of issuance costs and issued to the purchaser of the note a warrant to purchase 45,454 shares of its common stock at an exercise price of $0.011 per share. The estimated value of this warrant was $610,000 which was estimated using the Black-Scholes option pricing model with the following assumptions: a contractual life of 5 years, weighted average risk-free interest rate of 3.89%, a dividend yield of 0% and volatility of 75%. The proceeds of the note were apportioned between the note and the warrant, and the amount allocated to the warrant of $543,000 was recorded as additional interest expense over the term of the note. In

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2004, the note was paid in full after completion of the Company’s IPO; accordingly, unamortized warrant cost of $477,000 was recognized as interest expense during 2005. The warrant was exercised in May 2004.

Note 7 — Notes Payable

The Company’s notes payable, net of discounts were comprised of the following:

	December, 31
	2005	2006
	(In thousands)

Notes payable to vendors	$222	$47
LPI note	7,075	7,075
Orix term loan	—	7,187
Orix revolving loan	—	3,000

	7,297	17,309
Less: discount	—	(392)

	7,297	16,917
Less: current portion, net of discount	222	8,817

Notes payable, less current portion and discount	$7,075	$8,100

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

In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. In 2005 and 2006, the Company recorded interest expense on the note of $133,000 and $708,000, respectively, in the consolidated statements of operations.

In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007 (the “Agreement”). Pursuant to the Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit are limited to $3,000,000, which the Company has already drawn down, and to 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 bearing interest at a rate of prime plus 3%, decreasing to prime plus 2% if certain financial benchmarks are met. The revolving loan bears interest at a rate of prime plus 1%. The Agreement contains certain financial ratios, financial tests and liquidity covenants, with which the Company was in compliance at December 31, 2006. The loans are secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 120,000 shares of the common stock of the Company (see Note 10).

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments of notes payable are as follows (in thousands):

Year Ending December 31,

2007	$8,997
2008	4,875
2009	1,875
2010	1,562

$17,309

Note 8 — Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through December 31, 2012. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases in 2004, 2005 and 2006, was $830,000, $1,523,000 and $2,652,000, respectively.

Future minimum payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases

2007	$3,047
2008	3,121
2009	3,194
2010	2,944
2011	2,887
Thereafter	1,066

$16,259

Capital Leases

As of December 31, 2006, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases

2007	$892
2008	817
2009	598
2010	222
2011	49

Total minimum lease payments	2,578
Less: Amount representing interest	(380)

Present value of capital lease obligations	2,198
Less: Current portion	(694)

Long-term portion of capital lease obligations	$1,504

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005 and 2006, the Company held property and equipment under capital leases with a cost of $3,917,000 and $5,851,000, respectively. The accumulated amortization on these assets was $3,474,000 and $3,719,000 as of December 31, 2005 and 2006, respectively.

Deposit Commitments

The Company enters into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At December 31, 2006, the Company had deposits on leased voyages and vacations of $7,153,000 included in prepaid expenses and other current assets and commitments for future deposits of $8,797,000, of which $2,738,000 is secured by restricted cash pursuant to a contractual agreement associated with an irrevocable letter of credit. Approximately $2,694,000 of the restricted cash will be applied against the commitments for future deposits in February 2007.

Co-location Facility Agreement

In December 2005, the Company entered into a co-location facility agreement with a third-party service provider which was renewed in December 2006. In exchange for providing space for the Company’s network servers and committed levels of telecommunications bandwidth, the Company pays a minimum monthly fee of $43,000. In the event that bandwidth exceeds an allowed variance from committed levels, the Company pays for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $516,000 for 2007.

Indemnification

In June 2001, the Company entered into an Indemnity Agreement with its President pursuant to which the Company agreed to indemnify him for certain costs of defense and damages that might be awarded against him in a lawsuit brought against him and the Company, among others, by a former employee. Specifically, the Indemnity Agreement provided that the Company would indemnify its President for his reasonable costs of defense, generally limited to no more than $3,500 per month, and for that portion of any damages awarded against him, if any, in an amount to be determined at arbitration, that the trier of fact finds resulted from actions he took within the scope of his employment with OLP, a heritage company. The Company paid $16,000, $13,000 and zero in 2004, 2005 and 2006 respectively, in connection with this indemnification. The lawsuit subject to this Indemnity Agreement was settled in January 2005, and no further material payments are expected under this agreement.

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

In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (approximately US$66,000 at December 31, 2006), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage awarded as required by the court order

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. In January 2006, both sides appealed the French court’s decision. In November 2006, the Court of Appeals canceled DIALINK’s trademarks, found that the Company had not engaged in unfair competition, allowed the Company to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US$33,000 at December 31, 2006) the Company had paid previously and pay the Company €20,511 (approximately US$27,000 at December 31, 2006) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007.

Note 9 — Redeemable Convertible Preferred Stock

The Company’s certificate of incorporation, amended and restated in October 2004, authorizes the Company to issue up to 5,000,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. As of December 31, 2006, no shares of preferred stock were issued and outstanding.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Redemption

Prior to Company’s IPO, at the individual option of each holder of shares of Series E and D, the Company was obligated to redeem, at any time on or after May 1, 2006, the number of shares of Series E or D held by such holder by paying in cash a sum equal to $4.07 per share plus all accrued but unpaid dividends on such shares on the date of redemption (the “Redemption Price”). The Redemption Price was payable in two equal installments on the redemption date and on the first anniversary of the redemption date. In 2004 the Company recorded $1,304,000 of accretion for cumulative dividends. The redemption features terminated upon conversion of the preferred stock into common stock at the closing of the IPO. In addition to the accretion for cumulative dividends described above, the Company recorded accretion of $98,000 in 2004 in connection with issuance costs capitalized and recorded against the gross proceeds received from the issuance of Series D and E using the effective interest method.

Note 10 — Warrants

In connection with certain acquisitions, financing arrangements and in exchange for services rendered, the Company issued warrants to purchase shares of the Company’s redeemable convertible preferred and common stock. As of December 31, 2006, none of these warrants were outstanding.

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

In connection with the term loan agreement with Orix (see Note 7), the Company issued Orix a 7-year warrant to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan. The value of the warrant was estimated by the Company using the Black-Scholes pricing model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	105%
Risk-free interest rate	4.56%
Expected life of warrants	7 years

Note 11 — Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan and in April 2001, the Company assumed the PlanetOut Corporation 1996 Stock Option Plan and PlanetOut Corporation 1996 Equity Incentive Plan (as part of the acquisition of POC). In January 2002, the Company adopted the PlanetOut Partners, Inc. 2001 Equity Incentive

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan. In April 2004, the Company adopted the 2004 Equity Incentive Plan and the 2004 Executive Officers and Directors Equity Incentive Plan (hereinafter collectively referred as the “Plans”). All of the plans, except for the 2004 Equity Incentive Plan, terminated upon the closing of the IPO, which does not affect the awards outstanding under those plans. The 2004 Equity Incentive Plan provides for the granting of stock options, stock purchase rights, stock bonus awards, restricted stock awards, restricted stock units, stock appreciation rights, phantom stock rights, and other similar equity based awards to employees, outside directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees and nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2006, the Company has reserved an aggregate of 2,735,000 shares of common stock for issuance under the 2004 Equity Incentive Plan and other plans.

No further awards may be granted under any of the plans, except for the 2004 Equity Incentive Plan. Options under the 2004 Equity Incentive Plan may be granted for periods of up to ten years and as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the value of the shares on the date of grant; and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plans are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company. To date, options outstanding under the Plans generally vest over two to four years.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of common stock option activity (in thousands, except per share amounts):

		Options Outstanding		Weighted
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual Term	Intrinsic
	for Grant	Shares	Price	(in Years)	Value

Balances at December 31, 2003	721	1,572	$1.10
Additional shares reserved	904	—	$—
Options granted	(883)	883	$9.25
Options exercised	—	(78)	$0.56
Options cancelled	291	(291)	$3.83
Conversion of Series D redeembable convertible preferred stock options to common options upon completion of IPO	37	112	$4.07

Balances at December 31, 2004	1,070	2,198	$4.19
Additional shares reserved	545	—	$—
Options granted	(461)	461	$8.48
Options exercised	—	(240)	$1.23
Options cancelled	(466)	(307)	$7.16

Balances at December 31, 2005	688	2,112	$5.03
Additional shares reserved	545	—	$—
Restricted stock granted	(220)	—	$—
Options granted	(49)	49	$9.08
Options exercised	—	(161)	$2.89
Options cancelled	24	(253)	$8.92

Balances at December 31, 2006	988	1,747	$4.77	6.4	$3,462

Vested and expected to vest at December 31, 2006		1,732	$4.75	6.4	$3,458

Options exercisable at December 31, 2006		1,694	$4.64	6.4	$3,458

Certain common stock option holders have the right to exercise unvested options subject to a repurchase right held by the Company, which generally lapses ratably over four years, at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about common stock options outstanding and exercisable as of December 31, 2006 (in thousands, except years and per share amounts):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	of Shares	Life (Years)	Price	of Shares	Price

$ 0.00 - $ 1.46	806	5.6	$0.45	806	$0.45
$ 1.47 - $ 2.93	33	3.1	$2.25	33	$2.25
$ 2.94 - $ 4.39	70	5.1	$4.07	70	$4.07
$ 4.40 - $ 7.33	23	8.4	$7.05	23	$7.05
$ 7.34 - $ 8.79	273	8.0	$8.30	253	$8.30
$ 8.80 - $10.26	492	7.4	$9.16	459	$9.14
$10.27 - $11.72	—	—	$—	—	$—
$11.73 - $13.19	8	2.1	$12.23	8	$12.23
$13.20 - $14.66	42	5.0	$13.90	42	$13.90

	1,747	6.4	$4.77	1,694	$4.64

As of December 31, 2004 and 2005, the Company had 2,198,000 and 2,112,000 common stock options exercisable and outstanding with a weighted average exercise price of $4.19 and $5.03 per share, respectively.

All options granted were intended to be exercisable at a price per share not less than the fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these fair market values in good faith based on the best information available to the Board and the Company’s management at the time of grant.

The following is a summary of Series D option activity (in thousands, except per share amounts):

		Options Outstanding
			Weighted-
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balances at December 31, 2003	37	125	$4.07
Options granted	—	(4)	4.07
Options cancelled	—	(9)	4.07
Conversion of Series D redeembable convertible preferred stock options to common options upon completion of IPO	(37)	(112)	4.07

Balances at December 31, 2004	—	—	$—

The Company had 125,000 Series D options exercisable as of December 31, 2004 with a weighted average exercise price of $4.07 per share.

Prior to its IPO, the Company had reserved an aggregate of 254,545 shares of Series D preferred stock for issuance under one of the Plans. Upon the Company’s IPO, the Series D preferred stock options were converted on a one-to-one basis to common stock options as adjusted for a reverse stock-split of 11:1.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Associated with Awards to Employees

During the year ended December 31, 2004, the Company issued common stock options under the Plans at exercise prices below the fair value of the Company’s common stock at the date of grant. Accordingly, for such stock options issued to employees, the Company recorded deferred stock-based compensation of $3,406,000 of which the Company amortized $1,500,000 and $611,000 of stock-based compensation in 2004 and 2005, respectively.

As described in Note 2, the Company accelerated the vesting of approximately 720,000 shares subject to outstanding stock options in December 2005. The Company recorded additional stock-based compensation expense upon the acceleration of $74,000 based on the additional intrinsic value of these options on the date of acceleration. Additionally, on the date of acceleration, the remaining balance of unamortized unearned stock-based compensation of these stock option grants of $526,000 was recorded as stock-based compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN 44”). As of December 31, 2005, the balance of unearned stock-based compensation was zero. The Company may recognize additional unearned stock-based compensation and stock-based compensation expense in the future if it grants additional stock or stock options. As a result of the acceleration of the stock options noted above, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.

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

Additionally, in January 2002, the Company issued to the participants of the Program, an aggregate of 239,000 Series D options at an exercise price of $4.07 per share. Of the total Series D options, a total of 155,000 Series D options (the “Replacement Awards”) are subject to variable plan accounting, as they were granted within 6 months and one day from the cancellation date of the original awards, as defined by FIN 44. Under FIN 44, the Company will remeasure the intrinsic value of the Replacement Awards until such options are exercised, forfeited or expire. Subsequently, in August 2003, a total of 93,000 Series D options were exercised. The Company recorded stock-based compensation expense (benefit) related to the Replacement Awards of $339,000, $(228,000) and $(146,000) in 2004, 2005 and 2006, respectively.

Restricted Stock Grants

In August 2003, the Company issued 503,000 restricted shares of Series B at a purchase price of $0.77 per share to all employees as of July 31, 2003, with the exception of one executive officer, which vested over a term of two years beginning on the later of February 1, 2003 or the date of hire. As a result, the Company recorded unearned stock-based compensation for the estimated fair value of Series B at date of grant of $1,267,000, which was being amortized over the vesting period. The Company recorded stock-based compensation expense, net of cancellation of $207,000 and $2,000 associated with the issuance of these awards in 2004 and 2005, respectively. As of December 31, 2005 and 2006, there were no common shares subject to repurchase by the Company at the original issuance price.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company grants restricted stock to employees and non-employee directors under the 2004 Equity Incentive Plan (the “Plan”). Restricted stock grants issued under the Plan generally vest in one to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. The Company records compensation expense for restricted stock grants based on the quoted market price of the Company’s stock at the grant date and amortizes the expense over the vesting period. During 2006, the Company recorded approximately $367,000 of compensation expense related to restricted stock grants.

A summary of the status of and changes in the Company’s unvested shares of restricted stock related to its equity incentive plans as of and during the year ended December 31, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value

Unvested at January 1, 2006	—	$—
Granted	220	$6.37
Vested	(5)	$6.67

Unvested at December 31, 2006	215	$6.37

Stock-based Compensation Associated with Awards Granted to Nonemployees

During 2004, the Company granted 3,200 common stock options at an exercise price of $9.02 per share to consultants in consideration for their services rendered to the Company. On each reporting period, the Company recognizes stock-based compensation expense associated with options awarded to nonemployees as they vest and estimates their fair value based on the Black-Scholes option pricing model and its applicable assumptions at each reporting period. Accordingly, in 2004, 2005 and 2006, the Company recorded stock-based compensation expense totaling $88,000, $27,000 and zero, respectively. The following assumptions were utilized: expected dividend yield of 0% for common stock; risk-free interest rate ranging from 4.06% to 4.60%; expected volatility ranging from 75% to 76%; and a remaining contractual life ranging from 7 to 10 years.

Note 12 — Defined Contribution Plan

The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made at the discretion of the Board of Directors. Employer matching contributions were $85,000, $94,000 and $278,000 for 2004, 2005 and 2006, respectively.

Note 13 — Restructuring

In June 2006, the board of directors of the Company adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company consolidated its media and advertising services, e-commerce services and back-office operations on a global basis to streamline its operations as part of continued integration of its recently acquired businesses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 5%. Restructuring costs of approximately $834,000, primarily related to termination benefits of approximately $631,000 and the cost of closing redundant facilities of approximately $203,000, were recorded during the three months ended June 30, 2006. During the third and fourth quarters of 2006, the Company recorded adjustments to decrease the cost of closing redundant facilities of approximately $45,000 and to increase the cost of termination benefits by approximately $1,000. The Company completed this restructuring in the fourth quarter of 2006, with certain payments continuing beyond 2006 in accordance with the terms of existing severance and other agreements.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the restructuring activities:

					Accrued
					Restructuring
	Initial				As of
	Restructuring	Cash			December 31,
	Charges	Payments	Write-offs	Adjustments	2006
	(In thousands)

Termination benefits	$631	$(416)	$—	$1	$216
Cost of closing redundant facilities	203	(120)	(19)	(45)	19

Total	$834	$(536)	$(19)	$(44)	$235

Note 14 — Income Taxes

The provision for income taxes is $25,000, $207,000 and $45,000 in 2004, 2005 and 2006, respectively. The Company’s effective tax rate differs from the statutory rates, primarily due to no tax benefit for operating losses.

The following is a reconciliation of the difference between the applicable federal statutory rate and the actual provision for income taxes as a percentage of income (loss) before income taxes:

	Year Ended December 31,
	2004	2005	2006

Provision at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(1.08)	1.82	(0.52)
Permanent differences	(116.90)	13.10	(1.26)
Change in valuation allowance	82.90	(44.24)	(33.48)
Other	(3.80)	2.34	0.03

Net tax provision	(4.88)%	7.02%	(1.23)%

The components of temporary differences which give rise to deferred taxes are (in thousands):

	Year Ended December 31,
	2004	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$14,637	$12,708	$13,400
Accruals	281	1,581	2,106
Other	128	(298)	(289)

	15,046	13,991	15,217
Less: Valuation allowance	(15,046)	(13,991)	(15,217)

	$—	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation decreased by $425,000 and $1,055,000 in 2004 and 2005, respectively, and increased by $1,226,000 in 2006. The valuation allowance will be available in future years.

As of December 31, 2006, the Company had net operating loss carryforwards of $32,140,000 and $23,690,000 for federal and state net operating loss carryforwards, available to offset future taxable income which expire in varying amounts beginning in 2014 and 2010, respectively.

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

Note 15 — Subsequent Events

Stockholder Rights Plan

On January 4, 2007, the board of directors approved the adoption of a Stockholder Rights Plan (the “Rights Plan”). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of the Company. The dividend is payable on January 31, 2007 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $30 per one one-thousandth of a Preferred Share, subject to adjustment. Each one one-thousandth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

Deposit Commitments

On February 27, 2007, the Company entered into two new agreements with cruise lines for leased voyages commencing in February and March 2008. Commitments for future deposits for these leased voyages total approximately $2.2 million of which $1.3 million is payable during 2007 and $0.9 million is payable in 2008.

Sale of Membership Interest in Variable Interest Entity

On March 7, 2007, the Company sold its 50% membership interest in PNO DSW Events, LLC, a joint venture which the Company accounts for as a variable interest entity. The total purchase price for the Company’s membership interest was $270,000.

PlanetOut Inc.

Supplementary Data — Selected Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2006. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or future years.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands except per share amounts)

Revenue:
Advertising services	$1,392	$2,566	$2,106	$5,660	$5,347	$7,318	$6,386	$7,428
Subscription services	4,853	5,172	5,077	6,033	6,270	6,321	5,831	6,025
Transaction services	420	332	368	1,612	5,956	2,656	3,191	5,915

Total revenue	6,665	8,070	7,551	13,305	17,573	16,295	15,408	19,368
Operating costs and expenses:(*)
Cost of revenues	2,125	2,320	2,177	5,342	9,430	6,872	8,225	10,678
Sales and marketing	2,456	2,532	2,551	3,549	3,944	4,427	4,144	4,829
General and administrative	1,248	1,615	1,430	2,743	3,080	3,078	2,996	3,557
Restructuring	—	—	—	—	—	834	58	(101)
Depreciation and amortization	820	848	787	1,005	1,224	1,300	1,319	1,763

Total operating costs and expenses	6,649	7,315	6,945	12,639	17,678	16,511	16,742	20,726

Income (loss) from operations	16	755	606	666	(105)	(216)	(1,334)	(1,358)
Equity in net loss of unconsolidated affiliate	(9)	(16)	(32)	—	—	—	—	—
Interest expense	(38)	(30)	(20)	(150)	(197)	(201)	(218)	(573)
Other income, net	239	313	362	285	170	110	96	208

Income (loss) before income taxes and minority interest	208	1,022	916	801	(132)	(307)	(1,456)	(1,723)
Provision for income taxes	(29)	(12)	(75)	(91)	—	—	(38)	(7)
Minority interest in gain of consolidated affiliate	—	—	—	—	—	(47)	—	—

Net income (loss)	$179	$1,010	$841	$710	$(132)	$(354)	$(1,494)	$(1,730)

Net income (loss) per share:
Basic	$0.01	$0.06	$0.05	$0.04	$(0.01)	$(0.02)	$(0.09)	$(0.10)

Diluted	$0.01	$0.06	$0.05	$0.04	$(0.01)	$(0.02)	$(0.09)	$(0.10)

Weighted-average shares used to compute net income (loss) per share:
Basic	16,939	17,092	17,202	17,261	17,261	17,315	17,333	17,391

Diluted	18,269	18,249	18,200	18,194	17,261	17,315	17,333	17,391

(*) Stock-based compensation is allocated as follows:
Cost of revenues	$12	$15	$10	$140	$5	$1	$11	$53
Sales and marketing	7	18	33	196	1	1	16	23
General and administrative	(43)	109	90	412	79	(101)	34	170

	$(24)	$142	$133	$748	$85	$(99)	$61	$246

PlanetOut Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K

	Balance at	Charged or		Charges
	Beginning	Credited to	Charged to	Utilized	Balance at
	of Period	Net Income (Loss)	Other Accounts	Write-offs	End of Period
	(In thousands)

Allowance for Doubtful Accounts
Year ended December 31, 2004	$43	$34	$—	$(18)	$59
Year ended December 31, 2005	$59	$112	$175	$(87)	$259
Year ended December 31, 2006	$259	$384	$1,440	$(1,563)	$520
Allowance for Transaction Losses
Year ended December 31, 2004	$55	$35	$—	$—	$90
Year ended December 31, 2005	$90	$3	$—	$—	$93
Year ended December 31, 2006	$93	$8	$—	$—	$101
Provision for Returns
Year ended December 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2005	$—	$839	$—	$(95)	$744
Year ended December 31, 2006	$744	$4,589	$—	$(4,284)	$1,049
Tax Valuation Allowance
Year ended December 31, 2004	$15,451	$—	$—	$(405)	$15,046
Year ended December 31, 2005	$15,046	$—	$—	$(1,055)	$13,991
Year ended December 31, 2006	$13,991	$—	$—	$1,226	$15,217
Inventory Obsolescence Reserves
Year ended December 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2005	$—	$5	$82	$(2)	$85
Year ended December 31, 2006	$85	$34	$—	$(53)	$66

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Auditors

On June 24, 2005, our Audit Committee dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. PwC’s reports on our consolidated financial statements as of and for the year ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the year ended December 31, 2004, and through June 24, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports on the financial statements for such year. No reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the year ended December 31, 2004.

On June 24, 2005, the Audit Committee appointed Stonefield Josephson, Inc. (“Stonefield”) as our new independent registered public accounting firm. During the year ended December 31, 2004 and through June 24, 2005, neither the Company nor anyone acting on its behalf consulted with Stonefield regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2006 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm On Internal Control
Over Financial Reporting

To Board of Directors and Stockholders of PlanetOut Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that PlanetOut Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PlanetOut Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PlanetOut Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, PlanetOut Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of PlanetOut Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 9, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

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

Other than the identification of executive officers in Part I, Item 1 hereof, this item is incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 45 of this report.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents

2.1	Asset Purchase Agreement dated November 8, 2005, by and among: LPI Media Inc. and SpecPub, Inc., each a Delaware corporation; Triangle Marketing Services, Inc., a Delaware corporation and a wholly owned subsidiary of LPI Media Inc.; PlanetOut Inc., a Delaware corporation; and Vulcan Acquisition Corp. and SpecPub Acquisition Corp., each a Delaware corporation and a wholly owned subsidiary of PlanetOut Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on November 14, 2005, and amended as disclosed in our current report on Form 8-K/A, File No. 000-50879, filed on January 20, 2006, each of which is incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
2.2	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.2 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007, and incorporated herein by reference).
3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).
4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).
4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).
4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).
10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.3	Secured Promissory Note dated May 2001 and Stock Pledge Agreement dated June 29, 2001 by and between PlanetOut Partners, Inc. and Mark Elderkin (filed as Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.4	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.5	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.6	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.7	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.8	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).
10.9	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and incorporated herein by reference).
10.10	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.11	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Lowell R. Selvin and PlanetOut Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, each of which is incorporated herein by reference).
10.13	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.14	Employment Agreement dated as of January 31, 2005 by and between Donna L. Gibbs and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 4, 2005, and amended as described in Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, each of which is incorporated herein by reference).
10.15	Form of Stock Option Agreement for Non-Employee Directors under the PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, and incorporated herein by reference).
10.16	PlanetOut Inc. Management by Objective Plan (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005 and incorporated herein by reference).
10.17	Employment Agreement dated as of June 30, 2005 and effective July 6, 2005, by and among PlanetOut Inc. and Peter Kretzman (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 7, 2005 and incorporated herein by reference).
10.18	Option Acceleration Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005 and incorporated herein by reference).
10.19	Loan and Security Agreement dated January 19, 2006, by and among RSVP Productions, Inc., a Minnesota corporation, and PlanetOut Inc., a Delaware corporation (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.20	Employment Agreement, dated as of February 28, 2006 and effective February 28, 2006, by and among PlanetOut Inc. and Daniel J. Miller (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on March 6, 2006 and incorporated herein by reference).
10.21	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 31, 2006, each of which is incorporated herein by reference).
10.22	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).
10.23	Employment Agreement, dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement dated as of August 2, 2006 by and between Jeffrey T. Soukup and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 2, 2006 and incorporated herein by reference).
10.25	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).
10.26	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).
10.27	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).
10.28	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
16.1	Letter Regarding Change in Accountants dated June 29, 2005 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 30, 2005 and incorporated herein by reference).
21.1	List of subsidiaries.
23.1	Consent PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March, 2007.

PLANETOUT INC.

By:	/s/ DANIEL J. MILLER
Daniel J. Miller
Chief Financial Officer,
Senior Vice President and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Karen Magee, Daniel J. Miller and Todd A. Huge, and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN MAGEE Karen Magee	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2007

/s/ DANIEL J. MILLER Daniel J. Miller	Chief Financial Officer (Principal Financial and Accounting Officer), Senior Vice President and Treasurer	March 9, 2007

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Chairman of the Board	March 9, 2007

/s/ LOWELL R. SELVIN Lowell R. Selvin	Chairman Emeritus	March 9, 2007

/s/ JERRY COLONNA Jerry Colonna	Director	March 9, 2007

Signature	Title	Date

/s/ PHIL KLEWENO Phil Kleweno	Director	March 9, 2007

/s/ ROBERT W. KING Robert W. King	Director	March 9, 2007