Form 10-Q
period 2007-03-31
PLANETOUT INC
filed 2007-05-10
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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
     ☐ Yes     ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 1, 2007 was 17,694,468.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended March 31, 2007

i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,674	$6,272
Short-term investments	2,050	4,796
Restricted cash	2,854	164
Accounts receivable, net	9,337	7,823
Inventory	1,690	2,073
Prepaid expenses and other current assets	11,336	11,380

Total current assets	36,941	32,508
Property and equipment, net	10,923	11,037
Goodwill	32,572	32,620
Intangible assets, net	12,132	11,776
Other assets	1,021	863

Total assets	$93,589	$88,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,782	$2,075
Accrued expenses and other liabilities	3,707	4,393
Deferred revenue, current portion	14,569	15,647
Capital lease obligations, current portion	694	771
Notes payable, current portion net of discount	8,817	11,695
Deferred rent, current portion	228	243

Total current liabilities	29,797	34,824
Deferred revenue, less current portion	1,474	1,511
Capital lease obligations, less current portion	1,504	1,542
Notes payable, less current portion and discount	8,100	4,781
Deferred rent, less current portion	1,569	1,537

Total liabilities	42,444	44,195

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,629 and 17,683 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	17	17
Additional paid-in capital	89,532	89,840
Accumulated other comprehensive loss	(122)	(92)
Accumulated deficit	(38,282)	(45,156)

Total stockholders’ equity	51,145	44,609

Total liabilities and stockholders’ equity	$93,589	$88,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2007
Revenue:
Advertising services	$5,347	$5,325
Subscription services	6,270	5,646
Transaction services	5,956	5,788

Total revenue	17,573	16,759

Operating costs and expenses: (*)
Cost of revenue	9,430	12,265
Sales and marketing	3,944	4,832
General and administrative	3,080	4,455
Depreciation and amortization	1,224	1,697

Total operating costs and expenses	17,678	23,249

Loss from operations	(105)	(6,490)
Interest expense	(197)	(551)
Other income, net	170	167

Loss before income taxes	(132)	(6,874)
Provision for income taxes	—	—

Net loss	$(132)	$(6,874)

Net loss per share:
Basic	$(0.01)	$(0.39)

Diluted	$(0.01)	$(0.39)

Weighted-average shares used to compute net loss per share:
Basic	17,261	17,451

Diluted	17,261	17,451

(*)	Stock-based compensation is allocated as follows (see Note 2):

Cost of revenue	$5	$80
Sales and marketing	1	39
General and administrative	79	186

Total stock-based compensation	$85	$305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(132)	$(6,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,224	1,697
Provision for doubtful accounts	24	53
Stock-based compensation	85	305
Amortization of debt discount	—	50
Amortization of deferrred rent	(19)	(17)
Loss on disposal or write-off of property and equipment	21	17
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(644)	1,461
Inventory	(139)	(383)
Prepaid expenses and other assets	754	40
Accounts payable	248	293
Accrued expenses and other liabilities	(95)	686
Deferred revenue	(3,334)	1,115

Net cash used in operating activities	(2,007)	(1,557)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,379)	—
Purchases of property and equipment	(469)	(1,155)
Purchases of short-term investments	—	(2,746)
Changes in restricted cash	(160)	2,690

Net cash used in investing activities	(6,008)	(1,211)

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	273	3
Proceeds from repayment of note receivable from stockholder	843	—
Principal payments under capital lease obligations and notes payable	(204)	(667)

Net cash provided by (used in) financing activities	912	(664)

Effect of exchange rate on cash and cash equivalents	(23)	30

Net decrease in cash and cash equivalents	(7,126)	(3,402)
Cash and cash equivalents, beginning of period	18,461	9,674

Cash and cash equivalents, end of period	$11,335	$6,272

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$561	$307

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
     The Company’s online media properties include the leading LGBT-focused websites Gay.com, PlanetOut.com, Advocate.com and Out.com. The Company’s print media properties include the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. The Company’s travel marketing business includes LGBT travel and events marketed through its RSVP brand, such as cruises, land tours and resort vacations. The Company also offers its customers access to specialized products and services through its transaction-based websites, including Kleptomaniac.com and BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. The Company also generates revenue from newsstand sales of its various print properties.
Note 2 — Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     These financial statements have been prepared on a going concern basis which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses resulting in an accumulated deficit of $45.2 million as of March 31, 2007, and further losses are anticipated, raising substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and further obligations. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
     Reclassifications
     Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net income (loss) or net income (loss) per share of the Company.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectibility of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, the determination of the fair market value of its common stock, the valuation and useful life of its capitalized software and long-lived assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.
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
     Restricted Cash
     Restricted cash as of March 31, 2007 consists of $164,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York. Restricted cash as of December 31, 2006 consisted of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $2,694,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement which was applied against the commitments for future deposits in February 2007.
     Inventory
     Inventory consists of finished goods held for sale and materials related to the production of future publications such as editorial and artwork costs, books, paper, other publishing and novelty products and shipping materials. Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method for finished goods available for sale and using the first-in, first-out method for materials related to future production. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets ranging from one to six years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
     Website Development Costs and Internal Use Software
     The Company capitalizes internally developed software and website development costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company begins to capitalize costs when the preliminary project stage has been completed and technological and economical feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use.
     Goodwill
     The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess. The Company determined that it had one reporting unit through December 31, 2006. The Company performs its annual impairment test as of December 1 of each year. Based on the last impairment test as of December 1, 2006, the Company determined that there was no impairment. The results of Step 1 of the goodwill impairment analysis showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.
     Revenue Recognition
     The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns are recorded based upon historical experience. In January 2006, the Company began offering its customers magazine subscriptions to its print properties bundled with its premium online subscription services. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company defers subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.
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
     Transaction service revenue generated from the sale of products held in inventory is recognized when the product is shipped, net of estimated returns. The Company also earns commissions for facilitating the sale of third party products and services which are recognized when earned based on reports provided by third party vendors or upon cash receipt if no reports are provided. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue earned for facilitating the sale of third party merchandise is reported net of cost as agent. This revenue is reported net due to the fact that although the Company receives the order and collects money from the buyer, the Company is under no obligation to make payment to the third party unless payment has been received from the buyer and the risk of return is also borne by the third party. The Company recognizes transaction service revenue from its event marketing and travel events services which include cruises, land tours and resort vacations, together with revenues from onboard and other activities and all associated direct costs of its event marketing and travel events services, upon the completion of events with durations of ten nights or less and on a pro rata basis for events in excess of ten nights. Costs directly related to such events, such as deposits on leased voyages, are deferred as prepaid expenses and charged to cost of revenue as the revenues related to the events are recognized. If the sum of the deferred costs related to the event is determined to exceed the anticipated revenue of the event, the costs are charged to cost of revenue in the period such determination is made.

     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2006 and March 31, 2007, the balance of unamortized direct-response advertising costs was $1,540,000 and $1,484,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended March 31, 2006 and 2007 were $911,000 and $627,000, respectively.
     Stock-Based Compensation
     The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under FAS 123R. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
     Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2004. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to reductions in its deferred income tax valuation allowance as net operating loss carryforwards were utilized to offset current tax liabilities.
     Net Income (Loss) Per Share
     Basic net income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2007
Numerator:
Net loss	$(132)	$(6,874)

Denominator:
Weighted-average shares used to compute Basic EPS	17,261	17,451
Effect of dilutive securities:
Dilutive common stock equivalents	—	—

Dilutive potential common shares	—	—

Weighted-average shares used to compute Diluted EPS	17,261	17,451

Net loss per share:
Basic	$(0.01)	$(0.39)

Diluted	$(0.01)	$(0.39)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2006	2007
Common stock options and warrants	2,078	1,804
Common stock subject to repurchase	2	—

	2,080	1,804

     Variable Interest Entity
     The Company has determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. Excess losses attributable to the minority interest included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2007 were approximately $48,000 and $36,000.
     The Company sold its membership interest in PNO DSW Events, LLC in March 2007 to the minority interest partner for $270,000 and recognized a gain on the sale of approximately $77,000; accordingly there is no longer an investment in a variable interest entity.
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of FAS 159, but does not expect the adoption of FAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.
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
Note 3 — Goodwill and Intangible Assets
     Goodwill
     The following table presents goodwill balances and the adjustment to the Company’s acquisitions during the three months ended March 31, 2007 (in thousands):

	December 31,		March 31,
	2006	Adjustments	2007
Reportable segments:
Online	$3,403	$—	$3,403
Publishing	25,187	48	$25,235
Travel and Events	3,982	—	$3,982

	$32,572	$48	$32,620

     Adjustments to goodwill during the three months ended March 31, 2007 resulted primarily from purchase price adjustments related to other current assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Of the $25,235,000 and $3,982,000 of goodwill recorded for our Publishing and Travel and Events segments, $19,047,000 and $3,982,000 is expected to be deductible for tax purposes, respectively.
     In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year. Based on the Company’s last impairment test as of December 1, 2006, the Company determined there was no impairment. There were no events or circumstances from that date through March 31, 2007 indicating that a further assessment was necessary.
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2006			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$10,488	$4,996	$5,492	$10,488	$5,352	$5,136
Tradenames	8,980	2,340	6,640	8,980	2,340	6,640
Other intangible assets	726	726	—	726	726	—

	$20,194	$8,062	$12,132	$20,194	$8,418	$11,776

     Identifiable intangible assets subject to amortization consist of customer lists and user bases and are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of one to six years. The Company believes the straight-line method of amortization represents the best estimate of the distribution of the economic value of the identifiable intangible assets.
     As of December 31, 2006 and March 31, 2007, the weighted-average useful economic life of customer lists and user bases being amortized was 5.1 years. During the three months ended March 31, 2006 and 2007, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. Aggregate amortization expense for intangible assets for the three months ended March 31, 2006 and 2007 was $325,000 and $356,000, respectively.
     As of March 31, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007 (remaining nine months)	$1,067
2008	1,396
2009	1,257
2010	1,093
2011	277
2012	46

$5,136

Note 4 — Other Balance Sheet Components

	December 31,	March 31,
	2006	2007
	(In thousands)
Accounts receivable:
Trade accounts receivable	$10,906	$9,147
Less: Allowance for doubtful accounts	(520)	(458)
Less: Provision for returns	(1,049)	(866)

	$9,337	$7,823

     In the three months ended March 31, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $417,000 and $397,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $204,000 and $459,000, respectively.
     In the three months ended March 31, 2006 and 2007, the Company provided for an increase in the provision for returns of $1,141,000 and $945,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $765,000 and $1,128,000, respectively.

	December 31,	March 31,
	2006	2007
	(In thousands)
Inventory
Materials for future publications	$370	$533
Work in process	—	115
Finished goods available for sale	1,386	1,483

	1,756	2,131
Less: reserve for obsolete inventory	(66)	(58)

	$1,690	$2,073

     In the three months ended March 31, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $7,000 and $11,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $2,000 and $19,000, respectively.

	December 31,	March 31,
	2006	2007
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$4,183	$4,142
Deposits on leased voyages and vacations	7,153	7,238

	$11,336	$11,380

	December 31,	March 31,
	2006	2007
	(In thousands)
Property and equipment:
Computer equipment and software	$13,857	$14,914
Furniture and fixtures	1,239	1,232
Leasehold improvements	2,269	2,325
Website development costs	6,855	7,098

	24,220	25,569
Less: Accumulated depreciation and amortization	(13,297)	(14,532)

	$10,923	$11,037

     In the three months ended March 31, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $899,000 and $1,315,000, respectively.

	December 31,	March 31,
	2006	2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,499	$2,084
Other accrued liabilities	2,208	2,309

	$3,707	$4,393

Note 5 — Related Party Transactions
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $9,000 and zero was recognized in the three months ended March 31, 2006 and 2007, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 6 — Notes Payable
     The Company’s notes payable, net of discounts were comprised of the following (in thousands):

	December 31,	March 31,
	2006	2007
Notes payable to vendors	$47	$24
LPI note	7,075	7,075
Orix term loan	7,187	6,719
Orix revolving loan	3,000	3,000

	17,309	16,818
Less: discount	(392)	(342)

	16,917	16,476
Less: current portion, net of discount	8,817	11,695

Notes payable, less current portion and discount	$8,100	$4,781

     In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI Media, Inc. and related entities (“LPI”) in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bears interest at a rate of 10% per year, payable quarterly and in arrears. The Company recorded interest expense on the LPI note of $177,000 in each of the three months ended March 31, 2006 and 2007 in the condensed consolidated statements of operations.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006.
     In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007 and May 2007 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit are limited to the lesser of $3,000,000, which the Company has already drawn down, or 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006, together with interest at a rate of prime plus 5%. At March 31, 2007, the Company was current in its obligation to pay such monthly installments. The revolving loan bears interest at a rate of prime plus 1%. The Loan Agreement contains certain financial ratios, financial tests and liquidity covenants, with which the Company was not in compliance at March 31, 2007. The Company and Orix entered into a waiver and amendment to the Loan Agreement in May 2007, pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of this waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007. The Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. The loans are secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.
     Future minimum payments of notes payable are as follows (in thousands):

Year Ending December 31,
2007 (remaining nine months)	$11,505
2008	4,875
2009	438

$16,818

Note 7 — Commitments and Contingencies
     Deposit Commitments
     The Company enters into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At March 31, 2007, the Company had deposits on leased voyages and vacations of $7,238,000 included in prepaid expenses and other current assets and commitments for future deposits of $6,060,000.

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
     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (approximately US $67,000 at March 31, 2007), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage award as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. In January 2006, both sides appealed the French court’s decision. In November 2006, the French Court of Appeals canceled DIALINK’s trademarks, found that the Company had not engaged in unfair competition, allowed the Company to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US $33,000 at March 31, 2007) the Company had paid previously and pay the Company €20,511 (approximately US $27,000 at March 31, 2007) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007.
     A former employee of the Company has threatened to make a claim against the Company for wrongful termination. The former employee’s wrongful termination claims allege, among other things, whistleblower retaliation under the California Labor Code. The claim was referred to a special committee of the Board of Directors consisting of the members of the Audit Committee, which retained independent counsel to investigate the claim. While such investigation is not yet complete, such counsel has advised the Company that it is not currently aware of evidence that would suggest that the allegations of the former employee have merit.
Note 8 — Stock-Based Compensation
     Stock Options
     During the three months ended March 31, 2007, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the three months ended March 31, 2007 (in thousands):

Shares
Outstanding at January 1, 2007	1,747
Exercised	(8)
Forfeited/expired/cancelled	(55)

Outstanding at March 31, 2007	1,684

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the three months ended March 31, 2007 (in thousands):

Shares
Unvested at January 1, 2007	215
Granted	77
Vested	(62)
Forfeited	(30)

Unvested at March 31, 2007	200

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $3.97 per share.

     Scheduled vesting for outstanding restricted stock grants at March 31, 2007 is as follows (in thousands):

Year Ending December 31,
2007 (remaining nine months)	62
2008	62
2009	53
2010	23

200

     As of March 31, 2007, there was $1,038,000 of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately 42% of the compensation expected to be expensed in the next twelve months.
Note 9 — Segment Information
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007.
     Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by the Company’s Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. The Company has three operating segments: Online, Publishing and Travel and Events. The Online segment includes the Company’s global online properties and websites. The Publishing segment consists of the Company’s print properties, primarily magazines and a book publishing business. The Travel and Events segment consists of the LGBT travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC. The Company sold its interest in PNO DSW Events, LLC in March 2007.
     Segment performance is measured based on contribution margin (loss), which consists of total revenues from external customers less direct operating expenses. Direct operating expenses include cost of revenue and sales and marketing expenses. Segment managers do not have discretionary control over other operating costs and expenses such as general and administrative costs (consisting of costs such as corporate management, human resources, finance and legal), and depreciation and amortization, as such, other operating costs and expenses are not evaluated in the measurement of segment performance.
     The following table summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended March 31, 2007
			Travel and
	Online	Publishing	Events	Consolidated
Revenue:
Advertising services	$1,906	$3,417	$2	$5,325
Subscription services	4,269	1,377	—	5,646
Transaction services	362	1,031	4,395	5,788

Total revenue	6,537	5,825	4,397	16,759

Direct operating costs and expenses:
Cost of revenue	3,078	3,773	5,414	12,265
Sales and marketing	2,489	1,617	726	4,832

Total direct operating costs and expenses	5,567	5,390	6,140	17,097

Contribution margin (loss)	$970	$435	$(1,743)	(338)

Other operating costs and expenses:
General and administrative				4,455
Depreciation and amortization				1,697

Total other operating costs and expenses				6,152

Loss from operations				(6,490)
Other expense, net				(384)

Net loss				$(6,874)

	Three months ended March 31, 2006
			Travel and
	Online	Publishing	Events	Consolidated
Revenue:
Advertising services	$1,847	$3,500	$—	$5,347
Subscription services	4,828	1,442	—	6,270
Transaction services	592	1,230	4,134	5,956

Total revenue	7,267	6,172	4,134	17,573

Direct operating costs and expenses:
Cost of revenue	2,654	3,761	3,015	9,430
Sales and marketing	2,765	1,023	156	3,944

Total direct operating costs and expenses	5,419	4,784	3,171	13,374

Contribution margin	$1,848	$1,388	$963	4,199

Other operating costs and expenses:
General and administrative				3,080
Depreciation and amortization				1,224

Total other operating costs and expenses				4,304

Loss from operations				(105)
Other expense, net				(27)

Net loss				$(132)

Note 10 — Subsequent Events
     On May 9, 2007, the Company and Orix entered into a waiver and amendment to the Loan Agreement, pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of this waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007. The Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our Form 10-K filed for the year ended December 31, 2006.
Overview
     We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through a wide variety of products and services including online and print media properties, a travel marketing business and other goods and services.
     As a result of the further integration of our acquisitions of LPI Media Inc. and related entities (“LPI”) and RSVP Productions, Inc. (“RSVP”), our executive management team and our financial and management reporting systems, we began to operate as three segments in fiscal 2007: (1) Online, (2) Publishing and (3) Travel and Events. Prior year information for these segments has been provided for comparative purposes. Our Online segment consists of our LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com which provide revenues from advertising services and subscription services. Our Online segment also includes our transaction-based websites, including Kleptomaniac.com and BuyGay.com, which generate revenue though sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. Our Publishing segment includes the operations of our print media properties including the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. Our Publishing segment also generates revenue from newsstand sales of our various print properties and our book publishing business, Alyson. Our Travel and Events segment provides LGBT travel and events marketed through our RSVP brand, such as cruises, land tours and resort vacations.
     Executive Operating and Financial Summary
     Our total revenue was $16.8 million in the three months ended March 31, 2007, decreasing 5% from total revenue of $17.6 million in the three months ended March 31, 2006, primarily due to a reduction in online subscribers to our Gay.com website and a decrease in sales on our transaction-based websites.
     Total operating costs and expenses were $23.2 million in the three months ended March 31, 2007, increasing 32% above total operating costs and expenses of $17.7 million in the three months ended March 31, 2006. This increase was primarily due to increases in cost of revenue for our February 2007 Caribbean cruise aboard the Caribbean Princess, which was the largest capacity cruise ship chartered by RSVP to date, increased marketing costs related to direct-mail campaigns for both our print properties and our RSVP travel itineraries, severance charges related to the departure of our former President and Chief Operating Officer and our former Chief Technology Officer, and additional costs related to the further integration of our businesses. In addition, we recognized $0.7 million of expenses incurred to date through March 31, 2007 related to our May 2007 cruise aboard the Queen Mary 2 (“QM2”) for costs that were determined to exceed the anticipated revenue of the event.
     Loss from operations was $6.5 million in the three months ended March 31, 2007, compared to loss from operations of $105,000 in the three months ended March 31, 2006. This increase in loss from operations was the result of the decrease in revenues combined with the increase in operating costs and expenses noted above.
     Management expects that revenue will increase for the remainder of fiscal 2007 over fiscal 2006, primarily as a result of the anticipated increase in transaction services revenue due to RSVP’s expanded schedule of larger-ship itineraries for 2007, and, to a lesser extent, an anticipated increase in advertising services revenue, offset partially by a reduction in online subscription services revenue.
     We expect our operating loss will increase for the remainder of fiscal 2007 over fiscal 2006 despite the anticipated increase in revenue as we incur additional expenses for the development and expansion of site operations and support infrastructure, increased market research and marketing campaigns for a number of our brands, discounting of cabin prices combined with occupancy-related penalty charges on our transatlantic cruise aboard the QM2 scheduled for the second quarter of 2007, and the continuing integration of our acquired businesses. For the remainder of fiscal 2007, we expect to face non-recurring business integration costs, higher expenses to launch new member facing features in our online products and higher depreciation on capital investments in our support infrastructure and in our on-going product development.
Results of Operations
     Segment performance is measured based on contribution margin (loss), which consists of total revenues from external customers less direct operating expenses. Direct operating expenses include cost of revenue and sales and marketing expenses. Segment managers do not have discretionary control over other operating costs and expenses such as general and administrative costs (consisting of costs such as corporate management, human resources, finance and legal), and depreciation and amortization, as such, other operating costs and expenses are not evaluated in the measurement of segment performance.
     Online Segment
     Comparison of three months ended March 31, 2006 to three months ended March 31, 2007 (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$1,847	$1,906	$59	3%
Subscription services	4,828	4,269	(559)	(12%)
Transaction services	592	362	(230)	(39%)

Total online revenue	7,267	6,537	(730)	(10%)

Online direct operating costs and expenses:
Cost of revenue	2,654	3,078	424	16%
Sales and marketing	2,765	2,489	(276)	(10%)

Total online direct operating costs and expenses	5,419	5,567	148	3%

Online contribution margin	$1,848	$970	$(878)	(48%)

     We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. In addition to revenue from advertisers who place general online advertisements on our websites, we derive advertising revenue from the sale of online classified listings. We derive online subscription services revenue from paid membership subscriptions to our online media properties. Transaction services revenue includes revenue generated from the sale of products through multiple transaction-based websites.
     Online revenues decreased primarily as a result of a reduction in the number of online subscribers to our Gay.com website and a decrease in sales of products on our transaction-based website properties. Online sales and marketing expenses decreased as a result of decreased spending on advertising in the first quarter of 2007 partially offset by increases in online cost of revenue related to the departure of our former Chief Technology Officer and increased costs to integrate and re-architect the core technology platform of our websites.
     For the remainder of fiscal 2007, we expect that sales and marketing expenses may vary with fiscal 2006 depending on the timing of planned advertising to coincide with certain product development milestones expected to be completed later this year. We expect that online revenue for the remainder of fiscal 2007 will decrease from fiscal 2006 as a result of anticipated additional reductions in the number of online subscribers.

     Publishing Segment
     Comparison of three months ended March 31, 2006 to three months ended March 31, 2007 (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease)
	2006	2007	$	%
Publishing revenue:
Advertising services	$3,500	$3,417	$(83)	(2%)
Subscription services	1,442	1,377	(65)	(5%)
Transaction services	1,230	1,031	(199)	(16%)

Total publishing revenue	6,172	5,825	(347)	(6%)

Publishing direct operating costs and expenses:
Cost of revenue	3,761	3,773	12	0%
Sales and marketing	1,023	1,617	594	58%

Total publishing direct operating costs and expenses	4,784	5,390	606	13%

Publishing contribution margin	$1,388	$435	$(953)	(69%)

     We derive advertising revenue from advertisements placed in our printed publications. We currently offer our customers seven separate subscription services across our print media properties. Transaction services revenue includes revenue generated from sales of magazines through newsstand circulation and book sales.
     Publishing revenues decreased primarily as a result of decreased newsstand sales of our magazines and books. Publishing sales and marketing expenses increased primarily due to the increase in marketing costs related to direct-mail campaigns on most of our print properties.
     For the remainder of fiscal 2007, we expect that total publishing revenues will increase modestly over fiscal 2006 and that publishing direct operating costs will increase over fiscal 2006 primarily as a result of anticipated increases in sales and marketing expenses for direct mail campaigns of our print properties and increases in mailing costs due to higher postage rates.

     Travel and Events Segment
     Comparison of three months ended March 31, 2006 to three months ended March 31, 2007 (in thousands, except percentages):

	Three months ended March 31,		Increase (decrease)
	2006	2007	$	%
Travel and events revenue:
Advertising services	$—	$2	$2	0%
Transaction services	4,134	4,395	261	6%

Total travel and events revenue	4,134	4,397	263	6%

Travel and events direct operating costs and expenses:
Cost of revenue	3,015	5,414	2,399	80%
Sales and marketing	156	726	570	365%

Total travel and events direct operating costs and expenses	3,171	6,140	2,969	94%

Travel and events contribution margin (loss)	$963	$(1,743)	$(2,706)	(281%)

     Our travel and events segment provides specialized travel and event packages marketed through our RSVP brand. Typically, RSVP develops travel itineraries on cruises, on land and at resorts, by contracting with third parties who provide the basic travel services. To these basic services, RSVP frequently adds additional programming elements, such as special entertainers, parties and events, and markets these enhanced vacation packages to the LGBT audience.
     Transaction services revenue includes revenue from travel events and event marketing together with revenues from onboard and other activities. The travel and event marketing revenue is recorded when cruises or events are completed. Our transaction services revenue will fluctuate from quarter to quarter depending upon the timing of scheduled cruises and events.
     Travel and events revenues and cost of revenue increased due to the size of our Caribbean cruise aboard the Caribbean Princess in the first quarter of 2007, which was the largest capacity ship chartered by RSVP to date. Travel and events sales and marketing expenses increased due to increased spending on direct mail campaigns. The travel and events contribution margin decreased to a loss as a result of greater than expected cabin price discounting of the Caribbean cruise due primarily to the late initiation of marketing activity for the event. In addition, we recognized $0.7 million of expenses incurred to date through March 31, 2007 related to our May 2007 cruise aboard the QM2 for costs that were determined to exceed the anticipated revenue of the event.
     For the remainder of fiscal 2007, we expect transaction services revenue to increase over fiscal 2006, and the percentage of our revenue attributable to transaction services revenue to increase as a result of RSVP’s expanded schedule of larger-ship itineraries for 2007. We expect the travel and events contribution loss for the remainder of fiscal 2007 to increase as a result of greater than expected cabin price discounting on the transatlantic cruise aboard the Queen Mary 2 due primarily to the late initiation of marketing activity for the event.

     Other Operating Costs and Expenses
     Other operating costs and expenses include general and administrative costs (such as corporate management, human resources, finance and legal) and depreciation and amortization. These other operating costs and expenses are not evaluated in the measurement of segment performance since segment managers do not have discretionary control over these costs and expenses.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $4.5 million for the three months ended March 31, 2007, up 45% from the three months ended March 31, 2006. General and administrative expenses as a percentage of revenue were 27% for the three months ended March 31, 2007, up from 18% in the three months ended March 31, 2006. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to increased compensation and employee related costs as a result of increases in headcount; severance expenses related to the departure of our President and Chief Operating Officer in March 2007; increased stock-based compensation expenses; and increased legal expenses.
     For the remainder of fiscal 2007, we expect general and administrative expenses to increase over fiscal 2006 primarily due to increased compensation and employee related costs as a result of increases in headcount, severance expenses related to the departure of our President and Chief Operating Officer and increased legal costs.
     Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for the three months ended March 31, 2007, up 39% from the three months ended March 31, 2006, due primarily to increased depreciation on capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $0.3 million and $0.4 million in the three months ended March 31, 2006 and 2007, respectively, due to intangible assets which we capitalized in connection with the acquisitions of LPI and RSVP. Depreciation and amortization as a percentage of revenue was 10% for the three months ended March 31, 2007, up from 7% in the three months ended March 31, 2006.
     For the remainder of fiscal 2007, we expect depreciation and amortization expense will increase over fiscal 2006 as a result of capital investments to support our on-going product development.
     Other Income and Expenses
     Interest Expense. Interest expense was $551,000 for the three months ended March 31, 2007, an increase of 180% from the three months ended March 31, 2006, due primarily to the Orix term and revolving loans entered into in September 2006.
     Other Income, Net. Other income, net consists of interest earned on cash, cash equivalents, restricted cash and short-term investments as well as other miscellaneous non-operating transactions such as the gain on sale of our interest in PNO DSW Events, LLC, in March 2007. Other income, net remained relatively constant in the three months ended March 31, 2007 and 2006.
     Liquidity and Capital Resources
     Cash used in operating activities for the three months ended March 31, 2007 was $1.6 million, due primarily to our net loss of $6.9 million, partially offset by depreciation and amortization of $1.7 million, a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities for the three months ended March 31, 2006 was $2.0 million, and was primarily attributable to a decrease in deferred revenue and our net loss for the period, partially offset by non-cash charges related to depreciation and amortization expense.
     Cash used in investing activities in the three months ended March 31, 2007 was $1.2 million and was primarily attributable to purchases of short-term investments and purchases of property and equipment, partially offset by a decrease in restricted cash. Cash used in investing activities in the three months ended March 31, 2006 was $6.0 million and was primarily attributable to the acquisition of RSVP and purchases of property and equipment.
     Net cash used in financing activities in the three months ended March 31, 2007 was $0.7 million, due primarily to principal payments under capital lease obligations and notes payable. Net cash provided by financing activities in the three months ended March 31, 2006 was $0.9 million, and was primarily attributable to the repayment of a note receivable from a stockholder and proceeds from the issuance of common stock related to employee stock option exercises, partially offset by principal payments under capital lease obligations and notes payable. Principal payments under capital lease obligations and notes payable increased from $0.2 million in the three months ended March 31, 2006 to $0.7 million in the three months ended March 31, 2007 due to $0.5 million of principal payments related to the Orix term loan in the three months ended March 31, 2007.
     We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, subscription trends, accounts receivable collections, inventory management, deposit commitments on leased voyages and the timing and amount of payments.
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
     In September 2006, we entered into our Loan Agreement with Orix, which was amended in February 2007 and May 2007. As of March 31, 2007, we were in default with respect to certain financial tests and liquidity covenants under the Loan Agreement but subsequently obtained a waiver of defaults in the amendment to the Loan Agreement in May 2007. In consideration of this waiver, in addition to other commitments, we agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007. We also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. Pursuant to the Loan Agreement, we borrowed $7.5 million as a term loan and $3.0 million as a 24-month revolving loan in September 2006. The borrowings under the line of credit are limited to lesser of $3.0 million, which we have already drawn down, or 85% of qualifying accounts receivable. The term loan is payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 together with interest at a rate of prime plus 5%. The revolving loan bears interest at a rate of prime plus 1%. The loans are secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which are pledged as security for the LPI note.
     We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At March 31, 2007, we had deposits on leased voyages and vacations of $7.2 million included in prepaid expenses and other current assets and commitments for future deposits on leased voyages and vacations of $6.1 million. Typically, customers who book passage on these voyages or vacations are required to make scheduled deposits to us for these leased voyages or vacations. At March 31, 2007, we had deposits from customers of $6.6 million included in deferred revenue, current portion.
     During the three months ended March 31, 2007, we invested $1.5 million in property and equipment of which $0.3 million was financed through capital leases. Of this investment, approximately 95% related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2007, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
     Our capital requirements depend on many factors, including growth of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors.. We expect to devote substantial capital resources to expand our product development and marketing efforts and for other general corporate activities.
     We will need to raise additional capital to fund operating activities. Pursuant to our May 2007 amendment of the Loan Agreement with Orix, we are obligated to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007. Based on the rules of the Nasdaq Stock Market applicable to us, we are limited in our ability to issue new equity or convertible debt in excess of 19.9% of our outstanding shares of common stock without stockholder approval, if that issuance is at a discount. Accordingly, depending on the market value of our common stock and other factors, it may be difficult for us to meet the capital raising obligation contained in our May 2007 amendment of the Loan Agreement. Without additional financing, based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures through the middle of third quarter of 2007.
     We are aggressively exploring all possible financing and strategic alternatives, including equity or debt financings and corporate strategic transactions, and we are engaging an investment banking firm to assist us in these activities. These efforts may not be successful, and there is no assurance that we will be able to enter into a strategic transaction or raise additional capital adequate to meet our operating needs and to comply with the terms of the Loan Agreement. If we are not successful in securing additional funding or in implementing strategic alternatives in the near term, we will be in default under the Loan Agreement, which will permit Orix to accelerate our obligations under the loans and foreclose on the assets securing the loans. We also may be forced to reduce our planned operations and development activities, restructure our businesses and take other steps to minimize or eliminate expenses.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of March 31, 2007.
     Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2007	2008-2009	2010-2011	2012 & After
Contractual obligations:
Capital leases	$2,764	$748	$1,680	$334	$2
Operating leases	15,499	2,263	6,338	5,832	1,066
Deposit commitments	6,060	4,931	1,129	—	—
Notes payable	18,190	12,444	5,746	—	—
Other	660	499	161	—	—

Total contractual obligations	$43,173	$20,885	$15,054	$6,166	$1,068

     Capital Leases. We hold property and equipment under noncancelable capital leases with varying maturities.
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
     In September 2006, we borrowed $7,500,000 under the Orix term loan and $3,000,000 under the Orix revolving loan. As of March 31, 2007, $4,596,000 is included in notes payable, current portion net of discount and $4,781,000 is included in long-term notes payable, net of discount.
     Other. Other contractual obligations consist of a guaranteed executive incentive bonus and a purchase obligation for a co-location facility agreement with a third-party service provider. Under the co-location facility agreement, we pay a minimum monthly fee of $43,000 to the third-party service provider for providing space for our network servers and committed levels of telecommunications bandwidth. In the event that bandwidth exceeds an allowed variance from committed levels, we pay for additional bandwidth at a set monthly rate. Future total minimum payments under the co-location facility agreement are $387,000 for the remainder of 2007.
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
     Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2004. State jurisdictions that remain subject to examination range from 2003 to 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to reductions in our deferred income tax valuation allowance as we utilized net operating loss carryforwards to offset current tax liabilities.
     There have been no other significant changes in our critical accounting policies from those listed in our Form 10-K for the fiscal year ended December 31, 2006.
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
     Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of FAS 159, but do not expect the adoption of FAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio primarily in money market funds.
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, and short and long-term notes payable. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short and long-term notes payable. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. A hypothetical 1% increase (or decrease) in interest rates would not materially increase (or decrease) our interest income.
     Our notes payable include the Orix term loan which at March 31, 2007 bore interest at prime plus 3% and the Orix revolving loan which bears interest at prime plus 1%. A hypothetical 1% increase (or decrease) in the prime rate would not materially increase (or decrease) our interest expense. In May 2007, we entered into an amendment to the Loan Agreement, pursuant to which we agreed to increase the interest rate on the term loan to prime plus 5%.
Foreign Currency Risk
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, the growth in our international operations is increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions such as requirements for substantial annual increases for all of our employees in certain foreign jurisdictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating costs and expenses and net income. Conversely, our revenue, operating costs and expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2006 and the first three months of 2007 was not material.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2007 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (approximately US $67,000 at March 31, 2007), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may have made it more difficult for French users to locate our French website. In January 2006, both sides appealed the French court’s decision. In November 2006, the French Court of Appeals canceled DIALINK’s trademarks, found that we had not engaged in unfair competition, allowed us to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US $33,000 at March 31, 2007) we had paid previously and pay us €20,511 (approximately US $27,000 at March 31, 2007) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007.
Item 1A. Risk Factors
We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of March 31, 2007, our accumulated deficit was approximately $45.2 million. Although we had positive net income in the year ended December 31, 2005, we experienced a net loss of $3.7 million for the year ended December 31, 2006 and a net loss of $6.9 million for the quarter ended March 31, 2007, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
We will need additional capital and may not be able to raise additional funds on favorable terms or at all, which could result in us being in default under our Loan Agreement with Orix, increase our costs, limit our ability to continue operations and dilute the ownership interests of existing stockholders.
     We will need to raise additional capital to fund operating activities. Pursuant to our May 2007 amendment of the Loan Agreement with Orix, we are obligated to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007. Based on the rules of the Nasdaq Stock Market applicable to us, we are limited in our ability to issue new equity or convertible debt in excess of 19.9% of our outstanding shares of common stock without stockholder approval, if that issuance is at a discount. Accordingly, depending on the market value of our common stock and other factors, it may be difficult for us to meet the capital raising obligation contained in our May 2007 amendment of the Loan Agreement. Without additional financing, based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures through the middle of third quarter 2007.
     Although we have a term loan and revolving line of credit pursuant to our September 2006 Loan Agreement with Orix, our February 2007 amendment to the Loan Agreement caps the amount of our revolving credit line at $3.0 million, an amount we have already drawn down. In addition, if we fail to meet our capital raising obligations contained in the May 2007 amendment of the Loan Agreement, we will be in default under the Loan Agreement. We also filed a shelf registration statement in April 2006 with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock. However, we are not currently eligible to use the shelf registration statement for a primary offering of our securities due to lower than required market capitalization.
     We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience dilution of their ownership interests. If we are not successful in securing additional funding or in implementing strategic alternatives in the near term, we will be in default under the Loan Agreement, which will permit Orix to accelerate our obligations under the loans and foreclose on the assets securing the loans. As an additional result of such a default, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. We also may be forced to reduce our planned operations and development activities, restructure our businesses and take other steps to minimize or eliminate expenses.
We may not be able to repay our existing debt; failure to do so or refinance the debt could prevent us from implementing our strategy and realizing anticipated profits.
     If we were unable to refinance our debt or to raise additional capital as required by our May 2007 amendment to the Loan Agreement with Orix, our ability to operate our business would be impaired. As of March 31, 2007, we had an aggregate of approximately $16.5 million of short and long-term debt on a consolidated basis, and approximately $45.2 million of accumulated deficit. Our ability to make interest and principal payments on our debt and borrow additional funds on favorable terms depends on the future performance of the business and our ability to raise additional capital. If we do not have enough cash flow in the future to make interest or principal payments on our debt, we may default under our debt agreements, which will permit the lenders to accelerate our obligations and foreclose on the assets securing the loans.
Restrictions and covenants in our Loan Agreement with Orix may limit our ability to operate our business and could prevent us from obtaining needed funds in the future.
     Our September 2006 Loan Agreement with Orix, as amended in February 2007 and May 2007, contains certain covenants, including certain specified financial ratios, financial tests and liquidity covenants, with which we must comply. For example, we must maintain our Adjusted EBITDA, as defined in the Loan Agreement, at certain levels, tested quarterly and maintain our liquidity, as defined in the Loan Agreement, at certain levels, tested monthly. If we do not maintain our Adjusted EBITDA or liquidity at these specified levels, we would be in default of the Loan Agreement. We were not in compliance with certain of these tests and liquidity covenants at March 31, 2007, but obtained a waiver of these defaults in May 2007. We are also subject to certain covenants that restrict our ability to transfer cash or other property to certain of our subsidiaries. The Loan Agreement also contains additional affirmative and negative covenants, that limit our ability to, among other things, borrow additional money or issue guarantees, pay dividends or other distributions to stockholders, make investments, create liens on or sell assets, enter into transactions with affiliates, engage in mergers or consolidations or make acquisitions. For example, the February 2007 amendment to the Loan Agreement caps the amount of our revolving credit line at $3.0 million, an amount we have already drawn down. In addition, pursuant to our May 2007 amendment, we are obligated to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million must be raised by June 30, 2007 and the remainder by August 31, 2007, which may be difficult for us to achieve. All of these restrictions and covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
     Our ability to comply with these provisions of the Loan Agreement may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we would be in default under the Loan Agreement. If we default under the Loan Agreement, Orix could cause all of our outstanding debt obligations under the Loan Agreement, together with accrued interest, to become due and payable, and require us to apply all of our cash to repay the indebtedness under the Loan Agreement. If we are unable to repay the indebtedness under the Loan Agreement when due, Orix could proceed against the collateral specified in the Loan Agreement, which includes most of the assets we own, including our intellectual property and certain portions of the stock and assets of our subsidiaries. As an additional result of such a default, borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing.

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
     Our advertising revenue is also dependent on the collective experience of our sales force and on our ability to recruit, hire, train, retain and manage our sales force. If we are unable to recruit for or retain our sales force, we may be unable to meet the demands of our current advertisers or attract new advertisers and our advertising revenue could decrease.
     Additionally, advertisers and advertising agencies may not perceive the LGBT market that we serve to be a broad enough or profitable enough market for their advertising budgets, or may prefer to direct their online and print advertising expenditures to larger, higher-traffic websites and higher circulation publications that focus on broader markets. If we are unable to attract new advertisers or if our advertising campaigns are unsuccessful with the LGBT community, our revenue will decrease and operating results will suffer.
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
     Our ability to fulfill the demands of our online advertisers is dependent on the number of page views generated by our visitors, members and subscribers. If we are not able to attract new visitors, members or subscribers or to retain our current visitors, members and subscribers, our page views may decrease. If our page views decrease, we may be unable to timely meet the demands of our current online advertisers and our advertising revenue could decrease.
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
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2006, and in the three months ended March 31, 2007, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with an active, paid subscription plan.
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
     For a number of cruises we offer in 2007, we have chartered larger ships than those chartered by RSVP prior to our March 2006 acquisition of substantially all of RSVP’s assets. For example, the Caribbean Princess that we chartered for our February 2007 Caribbean cruise was the largest capacity ship ever chartered by RSVP. Because we failed to reach a specified level of cabin occupancy for the Caribbean cruise, we owed a penalty to the company from whom we chartered the ship. We also offered discounted prices on some of the cabins aboard the Caribbean Princess in order to increase occupancy and avoid a more substantial penalty. Both the penalty and the discounted prices caused our operating results to suffer.
     The QM2, which we have chartered for our May 2007 transatlantic cruise, although smaller in capacity than the Caribbean Princess, represents the largest leasing cost for any ship chartered by RSVP to date. We are currently offering discounted cabins on the QM2 in order to meet a certain level of cabin occupancy and avoid a penalty. If we are unable to successfully market this transatlantic cruise, even with the offer of discounted prices, we will incur a penalty from the company from whom we chartered the QM2. The discounted prices we are offering on the QM2 and any penalty we may incur if we do not reach a certain level of cabin occupancy will cause our operating results to suffer.
     The ships we have chartered for our remaining 2007 large ship itineraries are smaller in capacity than either the Caribbean Princess or the QM2. If we are unable to market successfully the remaining 2007 large ship itineraries, we may again offer discounted prices in order to meet certain levels of cabin occupancy in order to avoid paying a penalty to the company from whom we chartered the ship. If we do offer discounted prices or incur a penalty for failing to meet certain levels of cabin occupancy on these remaining 2007 large ship itineraries, our operating results will suffer.

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
     As a result of our recent growth and limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause us to grow slower or our net profit to be smaller or our net loss larger than expected, which could cause a decline in our stock price.
If we fail to manage our growth, our business will suffer.
     We have significantly expanded our operations and anticipate that further expansion may be required to address current and future growth in our customer base and market opportunities. Our expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand our marketing efforts, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with the demands of our online subscribers and members, members using our online services may experience degraded performance and our online subscriber growth could further slow or decrease and our revenue may decline.
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
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. In June 2006, we experienced some disruptions in our senior executive team, including the resignation, for personal reasons, of our former Chief Executive Officer, Lowell Selvin, and the subsequent appointment of one of our directors, Karen Magee, as our Chief Executive Officer. Additional changes in our senior management took place as part of our June 2006 reorganization and our February 2007 appointment of a new Chief Technology Officer, followed by the departure of our President and Chief Operating Officer in March 2007. Such disruptions could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
Our core revenue-generating software applications are written on a technology platform that is becoming increasingly difficult to support. As we convert our applications onto more stable, supportable platforms—a process that requires time and financial investment—we face the risk of not being able to maintain or enhance the functionality of our websites. As a result we may lose market share and our revenue will decline.
     Significant portions of our revenue-generating websites are written in internally developed code that lacks sufficient explanatory documentation, and in some instances, is understood by only a limited number of our technology personnel. All of our current functionality can be converted onto a code base and platform that are generally recognized as “industry standard.” However, our efforts to execute this conversion are likely to require significant expenditures of personnel and financial resources over an extended period of time. Such an undertaking presents significant execution risks as we seek to maintain and enhance existing customer-facing functionality, while simultaneously building and supporting a new technological infrastructure. If we are unable to convert to a new technology platform or if we encounter technical difficulties during the conversion process, our websites may suffer downtime or may lack the functionality desired by our customers and subscribers. This in turn may result in the loss of those customers and subscribers, and a decline in our revenue.
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
     Our markets are intensely competitive and subject to rapid change. Across all three of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace, that provide opportunity for online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market, particularly in the LGBT travel space. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or regain and maintain profitability.
     We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can. Increased competition may result in reduced operating margins, loss of market share and reduced revenue. Our ability to continue to offer increasingly competitive functional capabilities on our websites will also depend upon our success in moving onto a more extensible core technology platform which will be costly and time-consuming.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example, by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers has been stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. The court may rule that the Walsh Act requires that the stay on enforcement of the CPO Act against secondary producers be lifted. If that occurs or if the FBI continues to inspect businesses that are secondary producers and there are no legal challenges to the Walsh Act or these challenges are unsuccessful, we will be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscribers growth.
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
     A portion of the content of our media properties is adult in nature. Our adult content increased significantly as a result of our November 2005 acquisition of assets from LPI, which included several adult-themed media properties. Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we are a provider of adult content. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because of our adult content, which, in turn, may hurt the value of our stock. Additionally, future laws or regulations, or new interpretations of existing laws and regulations, may restrict our ability to provide adult content, or make it more difficult or costly to do so, such as the Walsh Act, which became law in July 2006, and the regulations adopted by the DOJ in June 2005 purporting to implement the CPO Act.
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
     We have used stock options and other long-term incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities have adopted regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq Stock Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through March 31, 2007, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $3.06 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.
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
     Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchase activity during the three months ended March 31, 2007 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
January 1, 2007 — January 31, 2007	—	$—	—	—
February 1, 2007 — February 28, 2007	—	—	—	—
March 1, 2007 — March 31, 2007	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the first quarter of 2007.

Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

10.27	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.28	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.29	Limited Waiver to Loan and Security Agreement and Amendment No. 3 dated May 9, 2007 to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Fianace, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: May 10, 2007	By:	/s/ DANIEL J. MILLER
Daniel J. Miller
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

10.27	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.28	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.29	Limited Waiver to Loan and Security Agreement and Amendment No. 3 dated May 9, 2007 to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Fianace, LLC.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.