Form 10-Q
period 2007-06-30
PLANETOUT INC
filed 2007-08-03
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
     ☐ Yes       ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of July 16, 2007 was 40,923,057.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended June 30, 2007
 i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,674	$7,016
Short-term investments	2,050	—
Restricted cash	2,854	166
Accounts receivable, net	9,337	6,085
Inventory	1,690	1,124
Prepaid expenses and other current assets	11,336	8,763
Current assets held for sale	—	2,744

Total current assets	36,941	25,898
Property and equipment, net	10,923	10,031
Goodwill	32,572	7,720
Intangible assets, net	12,132	8,853
Long-term assets held for sale	—	2,737
Other assets	1,021	643

Total assets	$93,589	$55,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,782	$2,297
Accrued expenses and other liabilities	3,707	3,712
Deferred revenue, current portion	14,569	14,151
Capital lease obligations, current portion	694	819
Notes payable, current portion net of discount	8,817	13,745
Deferred rent, current portion	228	265
Current liabilities related to assets held for sale	—	2,565

Total current liabilities	29,797	37,554
Deferred revenue, less current portion	1,474	950
Capital lease obligations, less current portion	1,504	1,412
Notes payable, less current portion and discount	8,100	—
Deferred rent, less current portion	1,569	1,489
Long-term liabilities related to assets held for sale	—	630

Total liabilities	42,444	42,035

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 17,629 and 18,001 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	17	17
Additional paid-in capital	89,532	90,085
Accumulated other comprehensive loss	(122)	(98)
Accumulated deficit	(38,282)	(76,157)

Total stockholders’ equity	51,145	13,847

Total liabilities and stockholders’ equity	$93,589	$55,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue:
Advertising services	$7,318	$6,742	$12,665	$12,067
Subscription services	6,321	5,695	12,591	11,341
Transaction services	2,656	6,074	8,612	11,862

Total revenue	16,295	18,511	33,868	35,270

Operating costs and expenses: (*)
Cost of revenue	6,872	13,640	16,302	25,905
Sales and marketing	4,427	4,572	8,371	9,404
General and administrative	3,078	4,073	6,158	8,528
Restructuring	834	—	834	—
Depreciation and amortization	1,300	1,845	2,524	3,542
Impairment of goodwill	—	24,900	—	24,900

Total operating costs and expenses	16,511	49,030	34,189	72,279

Loss from operations	(216)	(30,519)	(321)	(37,009)
Interest expense	(201)	(597)	(398)	(1,148)
Other income, net	110	115	280	282

Loss before income taxes and minority interest	(307)	(31,001)	(439)	(37,875)
Provision for income taxes	—	—	—	—
Minority interest in gain of consolidated affiliate	(47)	—	(47)	—

Net loss	$(354)	$(31,001)	$(486)	$(37,875)

Net loss per share — basic and diluted	$(0.02)	$(1.77)	$(0.03)	$(2.17)

Weighted-average shares used to compute net loss per share — basic and diluted	17,315	17,507	17,288	17,479

(*)	Includes stock-based compensation (benefit) as follows (see Note 2):

Cost of revenue	$1	$51	$6	$131
Sales and marketing	1	3	2	42
General and administrative	(101)	108	(22)	294

Total stock-based compensation (benefit)	$(99)	$162	$(14)	$467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(486)	$(37,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,524	3,542
Impairment of goodwill	—	24,900
Non-cash services expense	—	69
Provision for doubtful accounts	226	94
Restructuring	41	—
Stock-based compensation expense (benefit)	(14)	467
Amortization of debt discount	—	171
Amortization of deferrred rent	(40)	(43)
Loss on disposal or write-off of property and equipment	21	375
Minority interest	47	—
Changes in operating assets and liabilities, net of acquisition effects and classification of assets and liabilities related to assets held for sale:
Accounts receivable	(1,774)	2,081
Inventory	(41)	(447)
Prepaid expenses and other assets	(3,216)	1,890
Accounts payable	216	681
Accrued expenses and other liabilities	1,321	390
Deferred revenue	(1,311)	1,667

Net cash used in operating activities	(2,486)	(2,038)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5,403)	—
Purchases of property and equipment	(1,554)	(1,681)
Maturities of short-term investments	—	2,050
Changes in restricted cash	(4,793)	2,688

Net cash provided by (used in) investing activities	(11,750)	3,057

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	306	17
Proceeds from repayment of note receivable from stockholder	843	—
Principal payments under capital lease obligations and notes payable	(484)	(3,718)

Net cash provided by (used in) financing activities	665	(3,701)

Effect of exchange rate on cash and cash equivalents	(13)	24

Net decrease in cash and cash equivalents	(13,584)	(2,658)
Cash and cash equivalents, beginning of period	18,461	9,674

Cash and cash equivalents, end of period	$4,877	$7,016

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$651	$461

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
     Restricted Cash
     Restricted cash as of June 30, 2007 consists of $166,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York. Restricted cash as of December 31, 2006 consisted of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $2,694,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement which was applied against the commitments for future deposits in February 2007.
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
     Goodwill
     The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The Company performs its annual impairment test as of December 1 of each year. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess in operating expenses.

     The Company determined that it had one reporting unit through December 31, 2006. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2006 showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. On January 1, 2007, the Company began to operate as three segments, accordingly, the Company has determined that it has three reporting units. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred, primarily due to lower revenue than expected related to the Company’s travel business as well as its advertising business which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. This triggering event required the Company to test its goodwill for any impairment. Upon completion of the testing, the Company concluded that its goodwill had been impaired and, accordingly, recorded an estimated impairment charge in the amount of $24.9 million in operating expenses.
     The Company will continue to test for impairment on an annual basis and on an interim basis if an additional triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amounts.
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

     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2006 and June 30, 2007, the balance of unamortized direct-response advertising costs was $1,540,000 and $765,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended June 30, 2006 and 2007 were $875,000 and $835,000, respectively. Total advertising costs in the six months ended June 30, 2006 and 2007 were $1,786,000 and $1,462,000, respectively.
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
     Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the first six months of 2007. The Company’s effective tax rate differs from the federal statutory rate primarily due to reductions in its deferred income tax valuation allowance as net operating loss carryforwards were utilized to offset current tax liabilities.
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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(354)	$(31,001)	$(486)	$(37,875)

Denominator for basic and diluted net loss per share:
Weighted-average shares	17,315	17,507	17,288	17,479

Net loss per share:
Basic and diluted	$(0.02)	$(1.77)	$(0.03)	$(2.17)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Six months ended June 30,
	2006	2007
Common stock options and warrants	2,008	2,499

     Variable Interest Entity
     The Company determined that its interest in PNO DSW Events, LLC, a joint venture, qualifies as a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities,” and that the Company is the primary beneficiary of the joint venture. Accordingly, the financial statements of the joint venture have been consolidated into the Company’s consolidated financial statements. The creditors of the joint venture have no recourse to the general credit of the Company. Under the terms of the joint venture agreement, the Company contributed an initial investment of $250,000 and acquired a 50% interest in the joint venture. The minority interest’s share of income for the three and six months ended June 30, 2006 totaled $47,000. Excess losses attributable to the minority interest included in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 were approximately zero and $36,000.
     The Company sold its membership interest in PNO DSW Events, LLC in March 2007 to the minority interest partner for $270,000 and recognized a gain on the sale of approximately $77,000; accordingly, at June 30, 2007, there is no longer an investment in a variable interest entity.
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

Note 3 — Goodwill and Intangible Assets
     Goodwill
     The Company records as goodwill the excess of the purchase price of net tangible and intangible assets acquired over their estimated fair value. Goodwill is not amortized. In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year, and between annual tests if a triggering event occurs. Based on the Company’s last annual impairment test as of December 1, 2006, the Company determined there was no impairment. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred in May 2007, primarily due to lower revenue than expected related to the Company’s travel business as well as its advertising business which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. This triggering event required the Company to test its goodwill for any impairment. Upon completion of the testing, the Company concluded that its goodwill had been impaired and, accordingly, recorded an estimated impairment charge in the amount of $24.9 million.
     The Company plans to engage an independent business valuation consultant to express an opinion of the Company’s estimates of the fair market value of its reporting units that were used in calculating the Company’s estimated impairment charge. The Company expects to obtain this opinion by fiscal year-end and may accordingly revise its estimates of impairment.
     A summary of changes in the Company’s goodwill during the six months ended June 30, 2007 by reportable segment is as follows (in thousands):

	December 31,			June 30,
	2006	Adjustments	Impairment	2007
Reportable segment:
Online	$3,403	$—	$—	$3,403
Publishing	25,187	48	(21,100)	4,135
Travel and Events	3,982	—	(3,800)	182

	$32,572	$48	$(24,900)	$7,720

     Adjustments to goodwill during the six months ended June 30, 2007 resulted primarily from purchase price adjustments related to other current assets. Of the $25,235,000 and $3,982,000 of goodwill recorded in the Publishing and Travel and Events segments prior to their estimated impairment charge recorded in the three months ended June 30, 2007, $19,047,000 and $3,982,000 is expected to be deductible for tax purposes, respectively.
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2006			June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$10,488	$4,996	$5,492	$8,568	$4,975	$3,593
Tradenames	8,980	2,340	6,640	7,600	2,340	5,260
Other intangible assets	726	726	—	726	726	—

	$20,194	$8,062	$12,132	$16,894	$8,041	$8,853

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

     As of December 31, 2006 and June 30, 2007, the weighted-average useful economic life of customer lists and user bases being amortized was 5.1 years. During the three and six months ended June 30, 2006 and 2007, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. Aggregate amortization expense for intangible assets for the three months ended June 30, 2006 and 2007 was $401,000 and $356,000, respectively. Aggregate amortization expense for intangible assets for the six months ended June 30, 2006 and 2007 was $726,000 and $712,000, respectively. The net carrying amount of customer lists and user bases and tradenames related to the SpecPub asset group that have been classified as assets held for sale as of June 30, 2007 totaled $1,187,000 and $1,380,000, respectively, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”
     As of June 30, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007 (remaining six months)	$491
2008	979
2009	957
2010	843
2011	277
2012	46

$3,593

Note 4 — Assets and Liabilities Related to Assets Held for Sale
     At such time as management determines that a material long-lived asset or a long-lived asset that is part of a group that includes other assets and liabilities (“asset group”) is to be disposed of within a twelve-month period and all other criteria required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) have been met, that material asset or asset group is reclassified on the condensed consolidated balance sheet as held for sale and recorded at the lower of its carrying amount or fair value less cost to sell.
     In June 2007, management, with the authority to approve the action, committed to a plan to sell the assets and liabilities related to its SpecPub, Inc. asset group. The Company is actively marketing the asset group and expects to complete the sale within the next six months.

     In accordance with FAS 144, the assets and liabilities related to the SpecPub, Inc. asset group have been classified as assets held for sale and liabilities related to assets held for sale. The results of the SpecPub, Inc. asset group are not recorded as discontinued operations because the primary operations of the SpecPub, Inc. asset group are part of a larger cash-flow-generating product group in the Company’s publishing segment and do not represent a separate reporting unit or component as defined by FAS 144. The carrying amounts of the major classes of assets and liabilities related to assets held for sale as of June 30, 2007 are as follows (in thousands):

Current assets held for sale:
Accounts receivable, net	$1,077
Inventory	1,013
Prepaid expenses and other current assets	654

$2,744

Long-term assets held for sale:
Property and equipment, net	$108
Intangible assets, net	2,567
Other assets	62

$2,737

Current liabilities related to assets held for sale:
Accounts payable	$166
Accrued expenses and other liabilities	385
Deferred revenue, current portion	2,007
Capital lease obligations, current portion	7

$2,565

Long-term liabilities related to assets held for sale:
Deferred revenue, less current portion	$602
Capital lease obligations, less current portion	28

$630

Note 5 — Other Balance Sheet Components

	December 31, 2006	June 30, 2007
Accounts receivable:
Trade accounts receivable	$10,906	$6,662
Less: Allowance for doubtful accounts	(520)	(199)
Less: Provision for returns	(1,049)	(378)

	$9,337	$6,085

     In the three months ended June 30, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $488,000 and $355,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $519,000 and $381,000, respectively. In the six months ended June 30, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $905,000 and $752,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $723,000 and $840,000, respectively. The allowance for doubtful accounts related to the SpecPub asset group that has been classified as assets held for sale as of June 30, 2007 totaled $233,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”
     In the three months ended June 30, 2006 and 2007, the Company provided for an increase in the provision for returns of $1,178,000 and $1,066,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $1,114,000 and $1,149,000, respectively. In the six months ended June 30, 2006 and 2007, the Company provided for an increase in the provision for returns of $2,319,000 and $2,011,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $1,879,000 and $2,277,000, respectively. The provision for returns related to the SpecPub asset group that has been classified as assets held for sale as of June 30, 2007 totaled $405,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,	June 30,
	2006	2007
	(In thousands)
Inventory:
Materials for future publications	$370	$273
Work in process	—	13
Finished goods available for sale	1,386	869

	1,756	1,155
Less: reserve for obsolete inventory	(66)	(31)

	$1,690	$1,124

     In the three months ended June 30, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $9,000 and $21,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $3,000 and $8,000, respectively. In the six months ended June 30, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $16,000 and $32,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $5,000 and $27,000, respectively. The provision for obsolete inventory related to the SpecPub asset group that has been classified as assets held for sale as of June 30, 2007 totaled $40,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,	June 30,
	2006	2007
	(In thousands)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets	$4,183	$3,169
Deposits on leased voyages and vacations	7,153	5,594

	$11,336	$8,763

	December 31,	June 30,
	2006	2007
	(In thousands)
Property and equipment:
Computer equipment and software	$13,857	$9,963
Furniture and fixtures	1,239	5,917
Leasehold improvements	2,269	1,195
Website development costs	6,855	2,283

	24,220	19,358
Less: Accumulated depreciation and amortization	(13,297)	(9,327)

	$10,923	$10,031

     In the three months ended June 30, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $899,000 and $1,218,000, respectively. In the six months ended June 30, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $1,798,000 and $2,533,000, respectively. In the three months ended June 30, 2006 and 2007, the Company recorded non-cash impairment charges of zero and $374,000, respectively. In the six months ended June 30, 2006 and 2007, the Company recorded non-cash impairment charges of zero and $467,000, respectively.

	December 31,	June 30,
	2006	2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,499	$1,683
Other accrued liabilities	2,208	2,028

	$3,707	$3,711

Note 6 — Related Party Transactions
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of zero and $9,000 was recognized in the three and six months ended June 30, 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 7 — Notes Payable
     The Company’s notes payable, net of discounts were comprised of the following (in thousands):

	December 31,	June 30,
	2006	2007
Notes payable to vendors	$47	$—
LPI note	7,075	4,716
Orix term loan	7,187	6,250
Orix revolving loan	3,000	3,000

	17,309	13,966
Less: discount	(392)	(221)

	16,917	13,745
Less: current portion, net of discount	8,817	13,745

Notes payable, less current portion and discount	$8,100	$—

     In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI Media, Inc. and related entities (“LPI”) in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. (a subsidiary of the Company established to hold certain such assets) and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bore interest at a rate of 10% per year, payable quarterly and in arrears. The Company recorded interest expense on the LPI note of $177,000 and $151,000 in the three months ended June 30, 2006 and 2007 in the condensed consolidated statements of operations. The Company recorded interest expense on the LPI note of $354,000 and $328,000 in the six months ended June 30, 2006 and 2007 in the condensed consolidated statements of operations. On July 9, 2007, the Company paid the LPI note in full, as described more fully in Note 13, “Subsequent Events — Equity Financing and Loan Payoff.”
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount is payable in four quarterly installments beginning in July 2006. The note was paid in full in June 2007.
     In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007, May 2007 and June 2007 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to the lesser of $3,000,000, which the Company had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006, together with interest at a rate of prime plus 5%. At June 30, 2007, the Company was current in its obligation to pay such monthly installments. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The Loan Agreement contained certain financial ratios, financial tests and liquidity covenants, with which the Company was in compliance at June 30, 2007. The loans were secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $3.74. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.

     The Company and Orix entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million had to be raised by June 30, 2007 and the remainder by August 31, 2007. At that time, the Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the Company and Orix agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to the Company’s other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan unless the entire financing is completed during that time, in which case the Company’s obligations become immediately due and payable. The Company agreed to pay Orix a deferral fee of $150,000 in connection with the principal payment deferral. On July 9, 2007, the Company completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 22.8 million shares of the Company’s common stock and used a portion of the proceeds to repay, in full, the Orix term loan and the Orix revolving loan as described more fully in Note 13, “Subsequent Events — Equity Financing and Loan Payoff.”
Note 8 — Commitments and Contingencies
     Deposit Commitments
     The Company enters into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At June 30, 2007, the Company had deposits on leased voyages and vacations of $5,597,000 included in prepaid expenses and other current assets and commitments for future deposits of $3,166,000.
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
     In April 2002, the Company was notified that DIALINK, a French company, had filed a lawsuit in France against it and its French subsidiary, alleging that the Company had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although the Company had not infringed DIALINK’s trademark, it had damaged DIALINK through unfair competition. The Court ordered the Company to pay damages of €50,000 (approximately US $67,000 at June 30, 2007), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined the Company from using “gay” as a domain name for its services in France. In October 2005, the Company paid half the damage award as required by the court order and temporarily changed the domain name of its French website, from www.fr.gay.com to www.ooups.com, a domain name it has used previously in France. In January 2006, both sides appealed the French court’s decision. In November 2006, the French Court of Appeals canceled DIALINK’s trademarks, found that the Company had not engaged in unfair competition, allowed the Company to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US $34,000 at June 30, 2007) the Company had paid previously and pay the Company €20,511 (approximately US $28,000 at June 30, 2007) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007 and filed its opening brief in or around early July 2007. The Company has three months within which to file its reply brief. A decision is expected by late 2008.
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

Note 9 — Stock-Based Compensation
     Stock Options
     During the six months ended June 30, 2007, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the six months ended June 30, 2007 (in thousands):

Shares
Outstanding at January 1, 2007	1,747
Exercised	(14)
Forfeited/expired/cancelled	(104)

Outstanding at June 30, 2007	1,629

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the six months ended June 30, 2007 (in thousands):

Shares
Unvested at January 1, 2007	215
Granted	416
Vested	(100)
Forfeited	(30)

Unvested at June 30, 2007	501

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $1.79 per share.
     Scheduled vesting for outstanding restricted stock grants at June 30, 2007 is as follows (in thousands):

Year Ending December 31,
2007 (remaining six months)	32
2008	181
2009	165
2010	123

501

     As of June 30, 2007, there was $1,299,000 of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately 42% of the compensation expected to be expensed in the next twelve months.
Note 10 — Issuance of Warrant
     In May 2007, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of three years with respect to various matters. In consideration for Allen’s services, the Company issued a warrant to Allen to purchase 750,000 shares of the Company’s common stock at $1.69 per share, subject to certain anti-dilution provisions. The warrant vested immediately with respect to 375,000 shares and will vest with respect to 250,000 additional shares on the first anniversary of the date of issuance, with the remaining 125,000 shares vesting on the second anniversary of the date of issuance. The warrant expires in October 2017. The Company valued the warrant which vested on issuance at $485,000 by using the Black-Scholes option pricing model with an expected volatility factor of 60.5%, risk free interest rate of 4.65%, no dividend yield and the contractual life of ten years. The value of the remaining warrant is reassessed quarterly until vested in May 2008 and May 2009. In the three and six months ended June 30, 2007, the Company recorded $69,000 of non-cash services expense associated with this warrant.

Note 11 — Segment Information
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
     Segment performance is measured based on contribution margin (loss), which consists of total revenues from external customers less direct operating expenses. Direct operating expenses include cost of revenue and sales and marketing expenses. Segment managers do not have discretionary control over other operating costs and expenses such as general and administrative costs (consisting of costs such as corporate management, human resources, finance and legal), restructuring, depreciation and amortization expense and impairment of goodwill, as such, other operating costs and expenses are not evaluated in the measurement of segment performance.
     The following table summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended June 30, 2006				Three months ended June 30, 2007
			Travel				Travel
			and				and
	Online	Publishing	Events	Total	Online	Publishing	Events	Total
Revenue:
Advertising services	$2,748	$4,569	$—	$7,317	$2,543	$4,199	$—	$6,742
Subscription services	4,684	1,637	—	6,321	4,241	1,454	—	5,695
Transaction services	578	1,441	638	2,657	317	984	4,773	6,074

Total revenue	8,010	7,647	638	16,295	7,101	6,637	4,773	18,511

Direct operating costs and expenses:
Cost of revenue	2,294	4,475	103	6,872	3,847	4,172	5,621	13,640
Sales and marketing	2,569	1,298	560	4,427	2,405	1,660	507	4,572

Total direct operating costs and expenses	4,863	5,773	663	11,299	6,252	5,832	6,128	18,212

Contribution margin (loss)	$3,147	$1,874	$(25)	4,996	$849	$805	$(1,355)	299

Other operating costs and expenses:
General and administrative				3,078				4,073
Restructuring				834				—
Depreciation and amortization				1,300				1,845
Impairment of goodwill				—				24,900

Total other operating costs and expenses				5,212				30,818

Loss from operations				(216)				(30,519)
Other expense, net				(91)				(482)
Minority interest				(47)				—

Net loss				$(354)				$(31,001)

	Six months ended June 30, 2006				Six months ended June 30, 2007
			Travel				Travel
			and				and
	Online	Publishing	Events	Total	Online	Publishing	Events	Total
Revenue:
Advertising services	$4,595	$8,069	$—	$12,664	$4,449	$7,616	$2	$12,067
Subscription services	9,512	3,079	—	12,591	8,510	2,831	—	11,341
Transaction services	1,170	2,671	4,772	8,613	679	2,015	9,168	11,862

Total revenue	15,277	13,819	4,772	33,868	13,638	12,462	9,170	35,270

Direct operating costs and expenses:
Cost of revenue	4,948	8,236	3,118	16,302	6,925	7,945	11,035	25,905
Sales and marketing	5,334	2,321	716	8,371	4,894	3,277	1,233	9,404

Total direct operating costs and expenses	10,282	10,557	3,834	24,673	11,819	11,222	12,268	35,309

Contribution margin (loss)	$4,995	$3,262	$938	9,195	$1,819	$1,240	$(3,098)	(39)

Other operating costs and expenses:
General and administrative				6,158				8,528
Restructuring				834				—
Depreciation and amortization				2,524				3,542
Impairment of goodwill				—				24,900

Total other operating costs and expenses				9,516				36,970

Loss from operations				(321)				(37,009)
Other expense, net				(118)				(866)
Minority interest				(47)				—

Net loss				$(486)				$(37,875)

Note 12 — Restructuring
     In June 2006, the board of directors of the Company adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company consolidated its media and advertising services, e-commerce services and back-office operations on a global basis to streamline its operations as part of continued integration of its acquired businesses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to termination benefits of approximately $0.6 million and the cost of closing redundant facilities of approximately $0.2 million, were recorded during the three months ended June 30, 2006. The Company completed this restructuring in the fourth quarter of 2006, with certain payments continuing beyond 2006 in accordance with the terms of existing severance and other agreements.
Note 13 — Subsequent Events
     Equity Financing and Loan Payoff
     On July 9, 2007, the Company closed its private placement financing with a group of accredited and institutional investors. The Company received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 22.8 million shares of its common stock and used a portion of the proceeds to repay, in full, its indebtedness obligations under the LPI note, as well as its obligations under loans from Orix. The remainder of the proceeds are expected to be used for general corporate purposes and working capital. Allen & Company LLC acted as the placement agent for the transaction.

     International Restructuring
     On July 11, 2007, the board of directors adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company plans to close its international offices located in Buenos Aires and London to streamline the Company’s business operations and reduce expenses. The reorganization, along with other organizational changes, will reduce the Company’s total workforce by approximately 15%. Restructuring costs, primarily related to employee severance benefits in the range of approximately $500,000-$600,000 and facilities consolidation expenses in the range of approximately $50,000-$100,000, are expected to total approximately $550,000-$700,000 and will be taken primarily during the third quarter of 2007. The Company expects to be able to complete this restructuring in the third quarter of 2007.

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
     As a result of the further integration of our acquisitions of LPI Media Inc. and related entities (“LPI”) and RSVP Productions, Inc. (“RSVP”), our executive management team and our financial and management reporting systems, we began to operate as three segments in fiscal 2007: (1) Online, (2) Publishing and (3) Travel and Events. Prior year information for these segments has been provided for comparative purposes. Our Online segment consists of our LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com which provide revenues from advertising services and subscription services. Our Online segment also includes our transaction-based websites, including Kleptomaniac.com and BuyGay.com, which generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, video and music products. Our Publishing segment includes the operations of our print media properties including the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. Our Publishing segment also generates revenue from newsstand sales of our various print properties and our book publishing business, Alyson. Our Travel and Events segment provides LGBT travel and events marketed through our RSVP brand, such as cruises, land tours and resort vacations.
     Executive Operating and Financial Summary
     Our total revenue was $18.5 million in the three months ended June 30, 2007, increasing 14% from total revenue of $16.3 million in the three months ended June 30, 2006. Our total revenue was $35.3 million in the six months ended June 30, 2007, increasing 4% from total revenue of $33.9 million in the six months ended June 30, 2006. These increases were primarily due to increased transaction services revenue attributable to our travel and events segment related to our February 2007 Caribbean cruise aboard the Caribbean Princess and our May 2007 cruise aboard the Queen Mary 2 (“QM2”), offset partially by decreases in our advertising and subscription services revenue.
     Total operating costs and expenses were $49.0 million in the three months ended June 30, 2007, increasing 197% above total operating costs and expenses of $16.5 million in the three months ended June 30, 2006. Total operating costs and expenses were $72.3 million in the six months ended June 30, 2007, increasing 111% above total operating costs and expenses of $34.2 million in the six months ended June 30, 2006. These increases were primarily due to an estimated goodwill impairment charge of $24.9 million which we recorded during the three months ended June 30, 2007 as a result of a significant decrease in the trading price of our common stock and the reduction in our market capitalization. Operating costs and expenses also increased due to increased costs related to our February 2007 Caribbean cruise aboard the Caribbean Princess and our May 2007 cruise aboard the QM2, increased marketing costs related to direct-mail campaigns for both our print properties and our RSVP travel itineraries, severance charges related to the departure of our former President and Chief Operating Officer and our former Chief Technology Officer, increased legal expenses and additional costs related to the further integration of our businesses.
     Loss from operations was $30.5 million in the three months ended June 30, 2007, compared to loss from operations of $216,000 in the three months ended June 30, 2006. Loss from operations was $37.0 million in the six months ended June 30, 2007, compared to loss from operations of $321,000 in the six months ended June 30, 2006. This increase in loss from operations was primarily the result of the estimated goodwill impairment charge and the increases in operating costs and expenses noted above, partially offset by the increase in revenue noted above.

     For the remainder of fiscal 2007, management expects that revenue will increase modestly over the comparable prior year period primarily as a result of an anticipated increase in advertising services revenue, offset partially by reductions as a result of the planned divestiture of the SpecPub Inc. asset group and an anticipated decrease in online subscription services revenue.
     We expect our operating loss will increase for the remainder of fiscal 2007 over the comparable prior year period as we incur additional expenses in re-designing our technological architecture, rewriting our website programming codes and rebuilding our website technology platform, incur restructuring costs related to the reorganization plan of our international operations adopted by our board of directors in July 2007, and recognize transaction services cost of revenue related to RSVP’s expanded schedule of larger-ship itineraries for 2007.
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
     Online Segment
     Comparison of three months ended June 30, 2006 to three months ended June 30, 2007 (in thousands, except percentages):

	Three months ended June 30,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$2,748	$2,543	$(205)	(7%)
Subscription services	4,684	4,241	(443)	(9%)
Transaction services	578	317	(261)	(45%)

Total online revenue	8,010	7,101	(909)	(11%)

Online direct operating costs and expenses:
Cost of revenue	2,294	3,847	1,553	68%
Sales and marketing	2,569	2,405	(164)	(6%)

Total online direct operating costs and expenses	4,863	6,252	1,389	29%

Online contribution margin	$3,147	$849	$(2,298)	(73%)

     Comparison of six months ended June 30, 2006 to six months ended June 30, 2007 (in thousands, except percentages):

	Six months ended June 30,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$4,595	$4,449	$(146)	(3%)
Subscription services	9,512	8,510	(1,002)	(11%)
Transaction services	1,170	679	(491)	(42%)

Total online revenue	15,277	13,638	(1,639)	(11%)

Online direct operating costs and expenses:
Cost of revenue	4,948	6,925	1,977	40%
Sales and marketing	5,334	4,894	(440)	(8%)

Total online direct operating costs and expenses	10,282	11,819	1,537	15%

Online contribution margin	$4,995	$1,819	$(3,176)	(64%)

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
     Online revenues decreased as a result of a reduction in the number of online subscribers to our Gay.com website, a decrease in sales of products on our transaction-based website properties and a reduction in our national and local advertising sales due to turnover in our digital sales staff. Online cost of revenue expenses increased primarily as a result of increased costs to integrate and re-architect the core technology platform of our websites, and, to a lesser extent, increased costs related to the departure of our former Chief Technology Officer. Online sales and marketing expenses decreased as a result of decreased spending on advertising in the first six months of 2007.
     We expect that online revenue for the remainder of fiscal 2007 will decrease from the comparable prior year period as a result of anticipated additional reductions in the number of online subscribers and the planned divestiture of the SpecPub Inc. assets group. We expect that online cost of revenue will increase as we continue to re-architect our core technology platform of our websites, partially offset by the planned divestiture of the SpecPub Inc. asset group. For the remainder of fiscal 2007, we expect that sales and marketing expenses may vary with the comparable prior year period depending on the timing of planned advertising to coincide with certain product development milestones.
     Publishing Segment
     Comparison of three months ended June 30, 2006 to three months ended June 30, 2007 (in thousands, except percentages):

	Three months ended June 30,		Increase (decrease)
	2006	2007	$	%
Publishing revenue:
Advertising services	$4,569	$4,199	$(370)	(8%)
Subscription services	1,637	1,454	(183)	(11%)
Transaction services	1,441	984	(457)	(32%)

Total publishing revenue	7,647	6,637	(1,010)	(13%)

Publishing direct operating costs and expenses:
Cost of revenue	4,475	4,172	(303)	(7%)
Sales and marketing	1,298	1,660	362	28%

Total publishing direct operating costs and expenses	5,773	5,832	59	1%

Publishing contribution margin	$1,874	$805	$(1,069)	(57%)

     Comparison of six months ended June 30, 2006 to six months ended June 30, 2007 (in thousands, except percentages):

	Six months ended June 30,		Increase (decrease)
	2006	2007	$	%
Publishing revenue:
Advertising services	$8,069	$7,616	$(453)	(6%)
Subscription services	3,079	2,831	(248)	(8%)
Transaction services	2,671	2,015	(656)	(25%)

Total publishing revenue	13,819	12,462	(1,357)	(10%)

Publishing direct operating costs and expenses:
Cost of revenue	8,236	7,945	(291)	(4%)
Sales and marketing	2,321	3,277	956	41%

Total publishing direct operating costs and expenses	10,557	11,222	665	6%

Publishing contribution margin	$3,262	$1,240	$(2,022)	(62%)

     We derive advertising revenue from advertisements placed in our printed publications. We currently offer our customers seven separate subscription services across our print media properties. Transaction services revenue includes revenue generated from sales of magazines through newsstand circulation and book sales.
     Publishing revenues decreased principally due to a decrease in transaction services revenue as a result of decreased newsstand sales of our magazines and books and a decrease in advertising revenue due to customer losses in key categories such as automobile and pharmaceuticals and the secular trend of advertising sales migrating from publishing to online. Publishing sales and marketing expenses increased primarily due to the increase in marketing costs related to direct-mail campaigns on most of our print properties.
     For the remainder of fiscal 2007, we expect that total publishing revenues will decrease from the comparable prior year period as advertising sales continue to migrate to online, and as a result of the planned divestiture of the SpecPub, Inc. asset group. We expect that publishing direct operating costs for the remainder of fiscal 2007 will increase from the comparable prior year period primarily as a result of anticipated increases in sales and marketing expenses for direct mail campaigns of our print properties and increases in mailing costs due to higher postage rates, partially offset by the planned divestiture of the SpecPub Inc. asset group.
     Travel and Events Segment
     Comparison of three months ended June 30, 2006 to three months ended June 30, 2007 (in thousands, except percentages):

	Three months ended June 30,		Increase (decrease)
	2006	2007	$	%
Travel and events revenue:
Advertising services	$—	$—	$—	0%
Transaction services	638	4,773	4,135	648%

Total travel and events revenue	638	4,773	4,135	648%

Travel and events direct operating costs and expenses:
Cost of revenue	103	5,621	5,518	5357%
Sales and marketing	560	507	(53)	(9%)

Total travel and events direct operating costs and expenses	663	6,128	5,465	824%

Travel and events contribution loss	$(25)	$(1,355)	$(1,330)	5320%

     Comparison of six months ended June 30, 2006 to six months ended June 30, 2007 (in thousands, except percentages):

	Six months ended June 30,		Increase (decrease)
	2006	2007	$	%
Travel and events revenue:
Advertising services	$—	$2	$2	0%
Transaction services	4,772	9,168	4,396	92%

Total travel and events revenue	4,772	9,170	4,398	92%

Travel and events direct operating costs and expenses:

Cost of revenue	3,118	11,035	7,917	254%
Sales and marketing	716	1,233	517	72%

Total travel and events direct operating costs and expenses	3,834	12,268	8,434	220%

Travel and events contribution margin (loss)	$938	$(3,098)	$(4,036)	(430%)

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
     Travel and events revenue and cost of revenue increased due to the size of our Caribbean cruise aboard the Caribbean Princess in the first quarter of 2007 and our cruise aboard the QM2 in the second quarter of 2007, which were the largest capacity ships chartered by RSVP to date. Travel and events sales and marketing expenses increased due to increased spending on direct mail campaigns in the first quarter of 2007. The travel and events segment reported a contribution loss in the three and six months ended June 30, 2007 as a result of greater than expected cabin price discounting for both the Caribbean and QM2 cruises due primarily to the late initiation of marketing activity for both events.
     The travel and events marketing business has long lead times, and revenue is recorded when cruises or events are delivered. Our transaction services revenue will fluctuate from quarter to quarter depending upon the timing of scheduled cruises and events. For the remainder of fiscal 2007, we expect travel and events revenue to increase from the comparable prior year period as a result of RSVP’s expanded schedule of larger ship itineraries in 2007.
     Other Operating Costs and Expenses
     Other operating costs and expenses include general and administrative costs (such as corporate management, human resources, finance and legal), restructuring, depreciation and amortization and impairment of goodwill. These other operating costs and expenses are not evaluated in the measurement of segment performance since segment managers do not have discretionary control over these costs and expenses.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $4.1 million for the three months ended June 30, 2007, up 32% from the three months ended June 30, 2006. Our general and administrative expenses were $8.5 million for the six months ended June 30, 2007, up 39% from the six months ended June 30, 2006. General and administrative expenses as a percentage of revenue were 24% for the six months ended June 30, 2007, up from 18% in the six months ended June 30, 2006. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to increased compensation and employee related costs as a result of increases in headcount; severance expenses related to the departure of our President and Chief Operating Officer in March 2007; increased stock-based compensation expenses; and increased legal expenses.
     For the remainder of fiscal 2007, we expect general and administrative expenses to increase from the comparable prior year period primarily due to increased compensation and employee related costs as a result of increases in the headcount at June 30, 2007 over June 30, 2006 and increased legal costs.
     Restructuring. In June 2006, our board of directors adopted and approved a reorganization plan to align our resources with our strategic business objectives. As part of the plan, we consolidated our media and advertising services, e-commerce services and back-office operations on a global basis to streamline our operations as part of continued integration of our acquired businesses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 5%. Restructuring costs of approximately $0.8 million, primarily related to employee severance benefits of approximately $0.6 million and facilities consolidation expenses of approximately $0.2 million, were recorded during the three months ended June 30, 2006. We completed this restructuring in the fourth quarter of 2006, with certain payments continuing beyond 2006 in accordance with the terms of existing severance and other agreements.
     For the remainder of fiscal 2007, we expect to incur restructuring expenses in conjunction with the reorganization plan approved by the board of directors in July 2007. As part of the reorganization plan, we plan to close our international offices located in Buenos Aires and London and reduce our total workforce by approximately 15%. Restructuring costs, primarily related to employee severance benefits and facilities consolidation expenses, are expected to total approximately $0.6 million to $0.7 million and will be recorded primarily during the third quarter of 2007.
     Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for the three months ended June 30, 2007, up 42% from the three months ended June 30, 2006. Depreciation and amortization expense was $3.5 million for the six months ended June 30, 2007, up 40% from the six months ended June 30, 2006. These increases were due primarily to increased depreciation on capital expenditures to support our on-going product development and compliance efforts. Amortization of intangible assets was $0.4 million in the three months ended June 30, 2006 and 2007, and $0.7 million in the six months ended June 30, 2006 and 2007, due to intangible assets which we capitalized in connection with the acquisitions of LPI and RSVP. Depreciation and amortization as a percentage of revenue was 10% for the three and six months ended June 30, 2007, up from 8% in the three and months ended June 30, 2006.
     For the remainder of fiscal 2007, we expect depreciation and amortization expense to increase from the comparable prior year period as a result of capital investments to support our on-going product development.
     Impairment of Goodwill. During the three months ended June 30, 2007, we recorded an estimated goodwill impairment charge of $24.9 million, primarily resulting from lower revenue than expected related to our travel and publishing advertising businesses which we believe resulted in a significant decrease in the trading price of our common stock and a corresponding reduction in our market capitalization.
     We plan to engage an independent business valuation consultant to express an opinion of our estimates of the fair market value of our reporting units that were used in calculating our estimated impairment charge. We expect to obtain this opinion by fiscal year-end and may accordingly revise our estimates of impairment.
     Other Income and Expenses
     Interest Expense. Interest expense was $0.6 million for the three months ended June 30, 2007, an increase of 197% from the three months ended June 30, 2006. Interest expense was $1.1 million for the six months ended June 30, 2007, an increase of 188% from the six months ended June 30, 2006. These increases were due primarily to the Orix term and revolving loans entered into in September 2006.
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, restricted cash and short-term investments. Other income, net remained relatively constant in the three and six months ended June 30, 2007 and 2006.
     Liquidity and Capital Resources
     Cash used in operating activities for the six months ended June 30, 2007 was $2.0 million, due primarily to our net loss of $37.9 million, partially offset by depreciation and amortization of $3.5 million, an estimated non-cash goodwill impairment charge of $24.9 million, decreases in accounts receivable and prepaid expenses and other current assets, and an increase in deferred revenue. Cash used in operating activities for the six months ended June 30, 2006 was $2.5 million, and was primarily attributable to increases in prepaid expenses and other current assets and accounts receivable, a decrease in deferred revenue and our net loss for the period, partially offset by an increase in deferred revenue and non-cash charges related to depreciation and amortization expense.
     Cash provided by investing activities in the six months ended June 30, 2007 was $3.1 million and was primarily attributable to maturities of short-term investments and, changes in restricted cash, partially offset by purchases of property and equipment. Cash used in investing activities in the six months ended June 30, 2006 was $11.8 million and was primarily attributable to the acquisition of RSVP, an increase in restricted cash and purchases of property and equipment.
     Net cash used in financing activities in the six months ended June 30, 2007 was $3.7 million, due primarily to principal payments under capital lease obligations and notes payable. Net cash provided by financing activities in the six months ended June 30, 2006 was $0.7 million, and was primarily attributable to the repayment of a note receivable from a stockholder and proceeds from the issuance of common stock related to employee stock option exercises, partially offset by principal payments under capital lease obligations and notes payable. Principal payments under capital lease obligations and notes payable increased from $0.5 million in the six months ended June 30, 2006 to $3.7 million in the six months ended June 30, 2007 due primarily to $1.3 million of principal payments related to the Orix term loan in the six months ended June 30, 2007.
     We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, subscription trends, accounts receivable collections, inventory management, deposit commitments on leased voyages and the timing and amount of payments.
     In September 2006, we entered into our Loan Agreement with Orix, which was amended in February 2007, May 2007 and June 2007. Pursuant to the Loan Agreement, we borrowed $7.5 million as a term loan and $3.0 million as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to lesser of $3.0 million, which we had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 together with interest at a rate of prime plus 5%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The Loan Agreement contained certain financial ratios, financial tests and liquidity covenants, with which we were in compliance at June 30, 2007. The loans were secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note.
     We entered into a waiver and amendment to the Loan Agreement with Orix in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with our failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, we, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt, of which $7.0 million had to be raised by June 30, 2007 and the remainder by August 31, 2007. At that time, we also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the June 2007 amendment, the parties agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to our other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan unless the entire financing was completed during that time, in which case our obligations became immediately due and payable. We agreed to pay Orix a deferral fee of $150,000 in connection with the principal payment deferral. On July 9, 2007, we completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 22.8 million shares of our common stock and used a portion of the proceeds to repay, in full, our obligations under loans from Orix, as well as our indebtedness obligations under the LPI note.
     We enter into leasing agreements with cruise lines and other travel providers which establish varying deposit commitments as part of the lease agreement prior to the commencement of the leased voyage or vacation. At June 30, 2007, we had deposits on leased voyages and vacations of $5.6 million included in prepaid expenses and other current assets and commitments for future deposits on leased voyages and vacations of $3.2 million. Typically, customers who book passage on these voyages or vacations are required to make scheduled deposits to us for these leased voyages or vacations. At June 30, 2007, we had deposits from customers of $7.6 million included in deferred revenue, current portion.
     During the six months ended June 30, 2007, we invested $2.1 million in property and equipment of which $0.5 million was financed through capital leases. Of this investment, approximately 96% related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2007, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
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
     Based on our current and planned operations, we expect that our available funds, including the proceeds of our recent private placement financing, will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of June 30, 2007.

     Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2007	2008-2009	2010-2011	2012 & After
Contractual obligations:
Capital leases	$2,748	$536	$1,831	$379	$2
Operating leases	14,191	1,511	5,848	5,766	1,066
Deposit commitments	2,673	1,672	1,001	—	—
Notes payable	14,090	14,090	—	—	—

Total contractual obligations	$33,702	$17,809	$8,680	$6,145	$1,068

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
     Notes Payable. In November 2005, we issued a note payable in connection with our acquisition of the assets of LPI in the amount of $7,075,000, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. The note bore interest at a rate of 10% per year, payable quarterly and in arrears. This note was paid in full on July 9, 2007.
     In September 2006, we borrowed $7,500,000 under the Orix term loan and $3,000,000 under the Orix revolving loan. These obligations were paid in full on July 9, 2007.
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
     At June 30, 2007, our notes payable included the Orix term loan which bore interest at prime plus 5% and the Orix revolving loan which bores interest at prime plus 1%. A hypothetical 1% increase (or decrease) in the prime rate would not materially increase (or decrease) our interest expense. The notes were paid in full on July 9, 2007.
     Foreign Currency Risk
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, our international operations are increasing our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions such as requirements for substantial annual increases for all of our employees in certain foreign jurisdictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating costs and expenses and net income. Conversely, our revenue, operating costs and expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2006 and the first six months of 2007 was not material.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2007 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2002, we were notified that DIALINK, a French company, had filed a lawsuit in France against us and our French subsidiary, alleging that we had improperly used the domain names Gay.net, Gay.com and fr.gay.com in France, as DIALINK alleges that it has exclusive rights to use the word “gay” as a trademark in France. On June 30, 2005, the French court found that although we had not infringed DIALINK’s trademark, we had damaged DIALINK through unfair competition. The Court ordered us to pay damages of €50,000 (approximately US $67,000 at June 30, 2007), half to be paid notwithstanding appeal, the other half to be paid after appeal. The Court also enjoined us from using “gay” as a domain name for our services in France. In October 2005, we paid half the damage award as required by the court order and temporarily changed the domain name of our French website, from www.fr.gay.com to www.ooups.com, a domain name we have used previously in France. This temporary change may have made it more difficult for French users to locate our French website. In January 2006, both sides appealed the French court’s decision. In November 2006, the French Court of Appeals canceled DIALINK’s trademarks, found that we had not engaged in unfair competition, allowed us to resume use of Gay.net, Gay.com and fr.gay.com in France and ordered DIALINK to return the €25,000 (approximately US $34,000 at June 30, 2007) we had paid previously and pay us €20,511 (approximately US $28,000 at June 30, 2007) in costs and interest. DIALINK appealed this matter to the French Supreme Court in February 2007 and filed its opening brief in or around early July 2007. We have three months within which to file our reply brief. We expect a decision by late 2008.
Item 1A. Risk Factors
We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of June 30, 2007, our accumulated deficit was approximately $76.2 million. Although we had positive net income in the year ended December 31, 2005, we experienced a net loss of $3.7 million for the year ended December 31, 2006 and a net loss of $37.9 million for the six months ended June 30, 2007, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.

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
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2006, and in the six months ended June 30, 2007, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with a paid subscription plan.

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
     Similarly, the QM2, which we chartered for our May 2007 transatlantic cruise, although smaller in capacity than the Caribbean Princess, represented the largest leasing cost for any ship chartered by RSVP to date. As with the Caribbean Princess, we offered discounted cabins on the QM2 in order to meet a certain level of cabin occupancy. Despite the offer of discounted prices, we incurred a penalty from the company from whom we chartered the QM2, which adversely impacted our operating results.
     The ships we have chartered for our remaining 2007 large ship itineraries are smaller in capacity than either the Caribbean Princess or the QM2. If we are unable to successfully market the remaining 2007 large ship itineraries, we may again offer discounted prices in order to meet certain levels of cabin occupancy in order to avoid paying a penalty to the company from whom we chartered the ship. If we do offer discounted prices or incur a penalty for failing to meet certain levels of cabin occupancy on these remaining 2007 large ship itineraries, our operating results will suffer.
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
     We have significantly expanded our operations to address current and future growth in our customer base and market opportunities. Our expansion has placed, and is expected to continue to place, a significant strain on our technological infrastructure, management, operational and financial resources. If we continue to expand, we may expend cash and create additional expenses, including additional investment in our technological infrastructure, which might harm our financial condition or results of operations. If despite such additional investments our technological infrastructure is unable to keep pace with the demands of our online subscribers and members, members using our online services may experience degraded performance and our online subscriber growth could further slow or decrease and our revenue may decline.
Recent and potential future acquisitions and divestitures could result in operating difficulties and unanticipated liabilities.
     In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan designed to better align our resources with our strategic business objectives that cut our global workforce by approximately 5%. In addition, as part of our July 2007 financing, we are contractually obligated to divest ourselves of our adult businesses by December 31, 2007. If we are unable to find a timely buyer on acceptable terms or on any terms at all, we would be in breach of our contractual obligations under the purchase agreement associated with the July 2007 financing.
     In order to address market opportunities and potential growth in our customer base, we may consider additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Any potential acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. We may also consider divestitures of businesses that we conclude are likely to impair our future results, or which we deem no longer appropriate for our future business plans. Our acquisitions of LPI and RSVP and other potential future acquisitions and divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities had not been realized. For example, during the second quarter of fiscal 2007, we recorded an estimated impairment charge of $24.9 million due to lower revenue than expected related to our travel business as well as our advertising business;

•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses or the divestiture of our prior businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined or retained businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we have acquired from LPI and RSVP;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition; and

•	the impact of known or unknown liabilities associated with the acquired businesses. For example, in our RSVP business, should some of the third parties with whom we contract in connection with arranging our travel itineraries fail to perform their obligations for any reason, as a third party Austrian riverboat tour operator with whom we contracted did in August 2006, we may be forced to cancel or reschedule planned trips, lose deposits we have made to vendors, refund customer deposits, reimburse other costs to our customers and lose customers for those and other travel itineraries as a result.

     If we are unable to successfully address these or other risks associated with our acquisitions of LPI and RSVP or potential future acquisitions and divestitures, we may be unable to realize the anticipated synergies and benefits of our acquisitions or replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations. In addition, the businesses we acquired from LPI and RSVP are in more mature markets than our online businesses. The value of these new businesses to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases and advertisers, we can increase revenues in the acquired businesses. If this cross-marketing is unsuccessful, or if revenue growth in our acquired businesses is slower than expected, our financial condition and results of operations would be harmed.
If we do not continue to attract and retain qualified personnel, our business may suffer.
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. Any disruptions from departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
We may need additional capital and may not be able to raise additional funds on favorable terms or at all, which could limit our ability to continue operations and dilute the ownership interests of existing stockholders.
     In July 2007, we completed a private placement financing, which resulted in significant dilution to our existing stockholders. We may need to raise additional capital to fund operating activities. In April 2006, we filed a shelf registration statement with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 1.7 million shares of our common stock. However, we are not currently eligible to use the shelf registration statement for a primary offering of our securities due to lower than required market capitalization.
     We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience further dilution of their ownership interests.
Our core revenue-generating software applications are written on a technology platform that has become increasingly difficult to support. As we convert our applications onto more stable, supportable platforms—a process that requires time and financial investment—we face the risk of not being able to maintain or enhance the functionality of our websites. As a result we may lose market share and our revenue will decline.
     Significant portions of our revenue-generating websites are written in internally developed code that lacks sufficient explanatory documentation, and in some instances, is understood by only a limited number of our technology personnel. All of our current functionality can be converted onto a code base and platform that are generally recognized as industry standard. However, our efforts to execute this conversion are likely to require significant expenditures of personnel and financial resources over an extended period of time. Such an undertaking presents significant execution risks as we seek to maintain and enhance existing customer-facing functionality, while simultaneously building and supporting a new technological infrastructure. If we are unable to convert to a new technology platform or if we encounter technical difficulties during the conversion process, our websites may suffer downtime or may lack the functionality desired by our customers and subscribers. This in turn may result in the loss of those customers and subscribers, and a decline in our revenue.
Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and customers, risks inherent in upgrades and transitions to new systems and network devices, or by the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example, by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers was stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that allegedly were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. In April 2007, the court lifted the stay on enforcement against secondary producers. Additionally, in June 2007, the DOJ issued new proposed regulations to implement the Walsh Act and amended CPO Act. It is anticipated that these new proposed regulations will be challenged in court on various constitutional grounds and that another stay against enforcement of these regulations will be sought. If the FBI continues to inspect businesses that are allegedly secondary producers and there are no legal challenges to the CPO Act, the Walsh Act or the new regulations purporting to implement these acts, or if these challenges are unsuccessful, we may be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscribers growth.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, our management is required on an ongoing basis to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm attest to such evaluations. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting has required, and will continue to require, the commitment of significant financial and managerial resources. If we fail to timely complete these evaluations, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.
Our stock price may be volatile and you may lose all or a part of your investment.
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through June 30, 2007, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $0.98 to $13.60 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.

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
The sales of common stock by our stockholders could depress the price of our shares.
     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our shares could fall. These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate. For example, the terms of our July 2007 private placement require us to file a registration statement registering for resale all of the common stock we issued in the private placement. Sales by these stockholders could have an adverse impact on the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2007, in connection with our engagement of Allen & Company LLC as a financial advisor, we issued a warrant to Allen & Company LLC to purchase 750,000 shares of our common stock at $1.69 per share, subject to certain anti-dilution provisions. The warrant vested immediately with respect to 375,000 shares and will vest with respect to 250,000 additional shares on the first anniversary of the date of issuance, with the remaining 125,000 shares vesting on the second anniversary of the date of issuance. The warrant expires in October 2017. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.
     On June 29, 2007, we entered into a definitive purchase agreement in connection with a private placement of common stock to a group of new and existing accredited and institutional investors. This transaction closed on July 9, 2007 with us receiving an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 22.8 million shares of our common stock. Allen & Company LLC acted as the placement agent for the transaction and is entitled to receive 6% of the proceeds for their services. The shares were issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     Stock repurchase activity during the three months ended June 30, 2007 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
April 1, 2007 — April 30, 2007	—	$—	—	—
May 1, 2007 — May 31, 2007	—	—	—	—
June 1, 2007 — June 30, 2007	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 annual meeting of stockholders was held on June 13, 2007 to elect one director to the board of directors and to ratify the appointment of Stonefield Josephson, Inc. as our independent auditors for the fiscal year ending December 31, 2007.
     In the election of directors, the one director nominee was elected with the following votes:

	Number of Votes
Nominee	For	Withheld
Jerry Colonna	11,131,177	2,728,469
     Directors whose terms of office continued after the meeting are Robert W. King, Phillip S. Kleweno, H. William Jesse, Jr. and Karen Magee.
     The stockholders voted in favor of the ratification of the appointment of Stonefield Josephson, Inc. as our independent public auditors for the fiscal year ending December 31, 2007, as follows:

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Ratification of appointment of auditors	13,460,035	65,728	333,833	—
Item 5. Other Information
     Not Applicable.

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007.

10.30	Purchase Agreement by and among PlanetOut Inc. and certain purchasers dated June 29, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.31	Form of Registration Rights Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.32	Amendment No. 1 to Limited Waiver to Loan and Security Agreement and Consent dated June 29, 2007 by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC.

10.33	Summary of Amended Terms in Employment Agreement by and between PlanetOut Inc. and Karen Magee.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: August 3, 2007	By:	/s/ DANIEL J. MILLER
Daniel J. Miller
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007.

10.30	Purchase Agreement by and among PlanetOut Inc. and certain purchasers dated June 29, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.31	Form of Registration Rights Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.32	Amendment No. 1 to Limited Waiver to Loan and Security Agreement and Consent dated June 29, 2007 by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC.

10.33	Summary of Amended Terms in Employment Agreement by and between PlanetOut Inc. and Karen Magee.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.