Form 10-Q
period 2007-09-30
PLANETOUT INC
filed 2007-11-08
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 1, 2007 was 4,096,782.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended September 30, 2007

i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,674	$11,025
Short-term investments	2,050	—
Restricted cash	2,854	166
Accounts receivable, net	8,963	6,270
Inventory	1,690	1,204
Prepaid expenses and other current assets	4,137	2,280
Current assets of discontinued operations	7,573	1,613
Current assets held for sale	—	2,687

Total current assets	36,941	25,245
Property and equipment, net	10,737	9,303
Goodwill	28,590	7,538
Intangible assets, net	9,763	6,445
Other assets	1,021	570
Long-term assets of discontinued operations	6,537	1,636
Long-term assets held for sale	—	2,721

Total assets	$93,589	$53,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,691	$1,541
Accrued expenses and other liabilities	3,310	3,307
Deferred revenue, current portion	8,989	6,369
Capital lease obligations, current portion	694	826
Notes payable, current portion net of discount	8,817	—
Deferred rent, current portion	228	278
Current liabilities of discontinued operations	6,068	1,701
Current liabilities related to assets held for sale	—	2,451

Total current liabilities	29,797	16,473
Deferred revenue, less current portion	1,474	915
Capital lease obligations, less current portion	1,504	1,201
Notes payable, less current portion and discount	8,100	—
Deferred rent, less current portion	1,569	1,441
Long-term liabilities related to assets held for sale	—	613

Total liabilities	42,444	20,643

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 1,763 and 4,097 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	17	40
Additional paid-in capital	89,532	114,289
Accumulated other comprehensive loss	(122)	(102)
Accumulated deficit	(38,282)	(81,412)

Total stockholders’ equity	51,145	32,815

Total liabilities and stockholders’ equity	$93,589	$53,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue:
Advertising services	$6,386	$7,296	$19,051	$19,361
Subscription services	5,831	5,393	18,422	16,734
Transaction services	1,823	1,037	5,663	3,731

Total revenue	14,040	13,726	43,136	39,826

Operating costs and expenses: (*)
Cost of revenue	6,221	7,079	19,405	21,949
Sales and marketing	3,777	4,126	11,432	12,297
General and administrative	2,845	3,683	8,617	11,959
Restructuring	58	581	892	581
Depreciation and amortization	1,192	1,703	3,549	5,077
Impairment of goodwill	—	—	—	21,100

Total operating costs and expenses	14,093	17,172	43,895	72,963

Loss from operations	(53)	(3,446)	(759)	(33,137)
Interest expense	(218)	(770)	(616)	(1,918)
Other income, net	95	160	374	424

Loss from continuing operations before income taxes	(176)	(4,056)	(1,001)	(34,631)
(Provision) benefit for income taxes	(38)	6	(38)	6

Loss from continuing operations	(214)	(4,050)	(1,039)	(34,625)
Loss from discontinued operations, net of taxes	(1,280)	(1,205)	(941)	(8,505)

Net loss	$(1,494)	$(5,255)	$(1,980)	$(43,130)

Loss per share from continuing operations:
Basic and diluted	$(0.12)	$(1.03)	$(0.60)	$(14.12)

Loss per share from discontinued operations:
Basic and diluted	$(0.74)	$(0.31)	$(0.54)	$(3.47)

Net loss per share:
Basic and diluted	$(0.86)	$(1.34)	$(1.14)	$(17.58)

Weighted-average shares used to compute net loss per share — basic and diluted	1,733	3,920	1,730	2,453

(*) Includes stock-based compensation as follows (see Note 2):
Cost of revenue	$11	$36	$17	$164
Sales and marketing	16	2	18	37
General and administrative	34	129	12	417

Total stock-based compensation	$61	$167	$47	$618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,980)	$(43,130)
Net loss from discontinued operations, net of tax	941	8,505
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,549	5,077
Impairment of goodwill	—	21,100
Non-cash services expense	—	135
Provision for doubtful accounts	293	162
Restructuring	19	203
Stock-based compensation expense	47	618
Amortization of debt discount	—	392
Amortization of deferred rent	(59)	(78)
Loss on disposal or write-off of property and equipment	15	486
Changes in operating assets and liabilities, net of acquisition effects and classification of assets and liabilities related to assets held for sale:
Accounts receivable	(1,593)	1,405
Inventory	(83)	(522)
Prepaid expenses and other assets	(1,405)	1,245
Accounts payable	1,021	(24)
Accrued expenses and other liabilities	1,357	278
Deferred revenue	36	(555)

Net cash provided by (used in) operating activities of continuing operations	2,158	(4,703)
Net cash used in operating activities of discontinued operations	(3,986)	(1,986)

Net cash used in operating activities	(1,828)	(6,689)

Cash flows from investing activities:
Purchases of property and equipment	(2,632)	(2,830)
(Purchases) sales of short-term investments	(769)	2,050
Changes in restricted cash	(4,080)	2,688
Acquisitions, net of cash acquired	76	—
Acquisitions of discontinued operations, net of cash acquired	(5,479)	—

Net cash provided by (used in) investing activities	(12,884)	1,908

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	312	78
Proceeds from equity financing, net of transaction costs of $2,183	—	24,017
Proceeds from issuance of notes payable	10,500	—
Proceeds from repayment of note receivable from stockholder	843	—
Principal payments under capital lease obligations and notes payable	(614)	(17,890)
Tax withholding payments reimbursed by restricted stock	—	(93)

Net cash provided by financing activities	11,041	6,112

Effect of exchange rate on cash and cash equivalents	(9)	20

Net increase (decrease) in cash and cash equivalents	(3,680)	1,351
Cash and cash equivalents, beginning of period	18,461	9,674

Cash and cash equivalents, end of period	$14,781	$11,025

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$2,135	$461

Issuance of common stock warrants in connection with debt issuance	$445	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — The Company
     PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000. The Company, together with its subsidiaries, is a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of products and services, including online and print media properties, and other goods and services.
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
     In March 2006, the Company acquired substantially all of the assets of RSVP Productions, Inc. (“RSVP”), which the Company operates as a wholly-owned subsidiary. In October 2007, the Company entered into an agreement to sell substantially all the assets of RSVP. As a result of this agreement and the Company’s decision to exit the Travel and Events business, the results of operations and financial position of RSVP are reported in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007. See Note 13 “Discontinued Operations.”
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
     Reverse Stock Split
     Following the receipt of stockholder approval for a reverse stock split at the special meeting of stockholders held on August 29, 2007, the Company’s board of directors set the ratio of the reverse stock split of the Company’s common stock at one-for-ten. The reverse stock split became effective on October 1, 2007, when the Company filed an amendment to its certificate of incorporation. As a result of the reverse stock split, every ten shares of the Company’s common stock were combined into one share of common stock. The number of shares subject to the Company’s outstanding options and warrants was reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants will be increased in direct proportion to the reverse stock split ratio. All references to share and per-share data for all periods presented have been adjusted to give effect to the reverse stock split.

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
     Restricted Cash
     Restricted cash as of September 30, 2007 consists of $166,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York. Restricted cash as of December 31, 2006 consisted of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $2,694,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement which was applied against the commitments for future deposits in February 2007.
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
     The Company determined that it had one reporting unit through December 31, 2006. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2006 showed that goodwill was not impaired as the estimated market value of its one reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. On January 1, 2007, the Company began operating in three segments, and accordingly, the Company determined that it had three reporting units through September 30, 2007. However, subsequent to the quarter-end, the Company entered into an agreement to divest itself of its Travel and Events business, and going forward will be operating in two segments, with two reporting units. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred, primarily due to lower revenue than expected related to the Company’s travel and advertising businesses which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. This triggering event required the Company to test its goodwill for any impairment. Upon completion of the testing, the Company concluded that its goodwill had been impaired and, accordingly, recorded an estimated impairment charge in the amount of $21.1 million in operating expenses during the three months ended June 30, 2007. The portion of the estimated impairment charges related to the travel business is reflected under discontinued operations which includes an additional impairment charge to goodwill of $182,000 in the three months ended September 30, 2007. See Note 13 “Discontinued Operations.”
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2006 and September 30, 2007, the balance of unamortized direct-response advertising costs was $1,540,000 and $709,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in the three months ended September 30, 2006 and 2007 were $920,000 and $574,000, respectively. Total advertising costs in the nine months ended September 30, 2006 and 2007 were $2,706,000 and $2,035,000, respectively.
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
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax assessment for years before 2004. State jurisdictions that remain subject to assessment range from 2003 to 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the first nine months of 2007. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

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
     Following the receipt of stockholder approval for a reverse stock split at the special meeting of stockholders held on August 29, 2007, the Company’s board of directors set the ratio of the reverse stock split of PlanetOut common stock at one-for-ten. The reverse stock split became effective on October 1, 2007, when the Company filed an amendment to its certificate of incorporation. As a result of the reverse stock split, every ten shares of the Company’s common stock were combined into one share of common stock. The number of shares subject to the Company’s outstanding options and warrants was reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants will be increased in direct proportion to the reverse stock split ratio. All references to share and per-share data for all periods presented have been adjusted to give effect to the reverse stock split.
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(1,494)	$(5,255)	$(1,980)	$(43,130)

Denominator for basic and diluted net loss per share:
Weighted-average shares	1,733	3,920	1,730	2,453

Net loss per share:
Basic and diluted	$(0.86)	$(1.34)	$(1.14)	$(17.58)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Nine months ended September 30,
	2006	2007
Common stock options and warrants	208	227
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

Note 3 — Goodwill and Intangible Assets
     Goodwill
     The Company records as goodwill the excess of the purchase price of net tangible and intangible assets acquired over their estimated fair value. Goodwill is not amortized. In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year, and between annual tests if a triggering event occurs. Based on the Company’s last annual impairment test as of December 1, 2006, the Company determined there was no impairment. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred in May 2007, primarily due to lower revenue than expected related to the Company’s travel and advertising businesses which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. This triggering event required the Company to test its goodwill for any impairment. Upon completion of the testing, the Company concluded that its goodwill had been impaired and, accordingly, recorded an estimated impairment charge in the amount of $21.1 million during the three months ended June 30, 2007. Estimated impairment charges related to the travel business are included in the Company’s loss from discontinued operations. See Note 13 “Discontinued Operations.”
     The Company has engaged an independent business valuation consultant to express an opinion with respect to the Company’s estimates of the fair market value of its reporting units that were used in calculating the Company’s estimated impairment charge. The Company expects to obtain this opinion by fiscal year-end and may accordingly revise its estimates of impairment.
     A summary of changes in the Company’s goodwill during the nine months ended September 30, 2007 by reportable segment is as follows (in thousands):

	December 31,			September 30,
	2006	Adjustments	Impairment	2007
Reportable segment:
Online	$3,403	$—	$—	$3,403
Publishing	25,187	48	(21,100)	4,135

	$28,590	$48	$(21,100)	$7,538

     Adjustments to goodwill during the nine months ended September 30, 2007 resulted primarily from purchase price adjustments related to other current assets. Of the $25,235,000 of goodwill recorded in the Publishing segment prior to its estimated impairment charge recorded in the three months ended June 30, 2007, $19,047,000 is expected to be deductible for tax purposes.
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2006			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$8,678	$4,615	$4,063	$6,758	$4,633	$2,125
Tradenames	8,040	2,340	5,700	6,660	2,340	4,320
Other intangible assets	726	726	—	726	726	—

	$17,444	$7,681	$9,763	$14,144	$7,699	$6,445

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
     As of December 31, 2006 and September 30, 2007, the weighted-average useful economic life of customer lists and user bases being amortized was 4.8 and 5.0 years, respectively. During the three and nine months ended September 30, 2006 and 2007, the

Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. Aggregate amortization expense for intangible assets for the three months ended September 30, 2006 and 2007 was $287,000 and $177,000, respectively. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2006 and 2007 was $860,000 and $750,000, respectively. The net carrying amount of customer lists and user bases and tradenames related to the SpecPub asset group that have been classified as assets held for sale as of September 30, 2007 totaled $1,187,000 and $1,380,000, respectively, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.” The net carrying amount of customer lists and user bases and tradenames related to RSVP that have been classified as discontinued operations totaled $1,429,000 and $940,000 as of December 31, 2006, respectively, and totaled $816,000 and $628,000 as of September 30, 2007, respectively, as described more fully in Note 13, “Discontinued Operations.”
     As of September 30, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007 (remaining three months)	$177
2008	702
2009	680
2010	566

$2,125

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
     In June 2007, management, with the authority to approve the action, committed to a plan to sell the assets and liabilities related to its SpecPub, Inc. asset group. The Company is actively marketing the asset group and expects to complete the sale within the next three months.
     In accordance with FAS 144, the assets and liabilities related to the SpecPub, Inc. asset group have been classified as assets held for sale and liabilities related to assets held for sale. The results of the SpecPub, Inc. asset group are not recorded as discontinued operations because the primary operations of the SpecPub, Inc. asset group are part of a larger cash-flow-generating product group in the Company’s publishing segment and do not represent a separate reporting unit or component as defined by FAS 144. The carrying amounts of the major classes of assets and liabilities related to assets held for sale as of September 30, 2007 are as follows (in thousands):

Current assets held for sale:
Accounts receivable, net	$1,013
Inventory	1,008
Prepaid expenses and other current assets	666

$2,687

Long-term assets held for sale:
Property and equipment, net	$102
Intangible assets, net	2,567
Other assets	52

$2,721

Current liabilities related to assets held for sale:
Accounts payable	$126
Accrued expenses and other liabilities	281
Deferred revenue, current portion	2,037
Capital lease obligations, current portion	7

$2,451

Long-term liabilities related to assets held for sale:
Deferred revenue, less current portion	$587
Capital lease obligations, less current portion	26

$613

Note 5 — Other Balance Sheet Components
     The Company’s other balance sheet components noted in this footnote exclude the assets and liabilities of the SpecPub group that have been classified as assets and liabilities related to assets held for sale on the condensed consolidated balance sheet as of September 30, 2007 as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.” The Company’s other balance sheet components noted in this footnote also exclude the assets and liabilities of RSVP and DSW which have been reported as discontinued operations on the condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007 as described more fully in Note 13, “Discontinued Operations.”

	December 31,	September 30,
	2006	2007
	(In thousands)
Accounts receivable:
Trade accounts receivable	$10,532	$7,077
Less: Allowance for doubtful accounts	(520)	(280)
Less: Provision for returns	(1,049)	(527)

	$8,963	$6,270

     In the three months ended September 30, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $395,000 and $415,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $424,000 and $340,000, respectively. In the nine months ended September 30, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $1,292,000 and $1,167,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $1,139,000 and $1,180,000, respectively. The allowance for doubtful accounts related to the SpecPub asset group that has been classified as assets held for sale as of September 30, 2007 totaled $227,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”
     In the three months ended September 30, 2006 and 2007, the Company provided for an increase in the provision for returns of $1,106,000 and $1,205,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $1,233,000 and $1,134,000, respectively. In the nine months ended September 30, 2006 and 2007, the Company provided for an increase in the provision for returns of $3,425,000 and $3,216,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $3,112,000 and $3,411,000, respectively. The provision for returns related to the SpecPub asset group that has been classified as assets held for sale as of September 30, 2007 totaled $327,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,	September 30,
	2006	2007
	(In thousands)
Inventory:
Materials for future publications	$370	$293
Work in process	—	13
Finished goods available for sale	1,386	940

	1,756	1,246
Less: reserve for obsolete inventory	(66)	(42)

	$1,690	$1,204

     In the three months ended September 30, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $12,000 and $20,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $8,000 and $9,000, respectively. In the nine months ended September 30, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $28,000 and $52,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $13,000 and $36,000, respectively. The provision for obsolete inventory related to the SpecPub asset group that has been classified as assets held for sale as of September 30, 2007 totaled $40,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,	September 30,
	2006	2007
	(In thousands)
Property and equipment:
Computer equipment and software	$13,694	$10,312
Furniture and fixtures	1,202	1,076
Leasehold improvements	2,245	2,296
Website development costs	6,855	6,194

	23,996	19,878
Less: Accumulated depreciation and amortization	(13,259)	(10,575)

	$10,737	$9,303

     In the three months ended September 30, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $901,000 and $1,527,000, respectively. In the nine months ended September 30, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $2,685,000 and $4,029,000, respectively. In the nine months ended September 30, 2006 and 2007, the Company recorded non-cash impairment charges of zero and $467,000, respectively.

	December 31,	September 30,
	2006	2007
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,163	$1,481
Other accrued liabilities	2,147	1,826

	$3,310	$3,307

Note 6 — Related Party Transactions
     In May 2001, the Company received a promissory note from an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of zero and $9,000 was recognized in the three and nine months ended September 30, 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 7 — Notes Payable
     The Company’s notes payable, net of discounts were comprised of the following (in thousands):

	December 31,	September 30,
	2006	2007
Notes payable to vendors	$47	$—
LPI note	7,075	—
Orix term loan	7,187	—
Orix revolving loan	3,000	—

	17,309	—
Less: discount	(392)	—

	16,917	—
Less: current portion, net of discount	8,817	—

Notes payable, less current portion and discount	$8,100	$—

     In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI Media, Inc. and related entities (“LPI”) in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. In July 2007, the Company paid the LPI note in full. The note bore interest at a rate of 10% per year, payable quarterly and in arrears. The Company recorded interest expense on the LPI note of $177,000 and $20,000 in the three months ended September 30, 2006 and 2007 in the condensed consolidated statements of operations. The Company recorded interest expense on the LPI note of $531,000 and $354,000 in the nine months ended September 30, 2006 and 2007 in the condensed consolidated statements of operations.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount was payable in four quarterly installments beginning in July 2006. The note was paid in full in June 2007.
     In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007, May 2007 and June 2007 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to the lesser of $3,000,000, which the Company had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006, together with interest at a rate of prime plus 5%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The loans were secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 12,000 shares of the common stock of the Company at an exercise price of $37.40. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and is accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.
     The Company and Orix entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, the Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the Company and Orix agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to the Company’s other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and

September 1 with respect to its term loan for a deferral fee of $150,000. In July 2007, the Company completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of the Company’s common stock and used a portion of the proceeds to repay, in full, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees. As a result of the payment of the loans, the Company accelerated the accretion of the loan discount.
Note 8 — Commitments and Contingencies
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
Note 9 — Stock-Based Compensation
     Stock Options
     During the nine months ended September 30, 2007, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the nine months ended September 30, 2007 (in thousands):

Shares
Outstanding at January 1, 2007	175
Exercised	(16)
Forfeited/expired/cancelled	(19)

Outstanding at September 30, 2007	140

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the nine months ended September 30, 2007 (in thousands):

Shares
Unvested at January 1, 2007	21
Granted	46
Vested	(15)
Forfeited	(3)

Unvested at September 30, 2007	49

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $17.50 per share.

     Scheduled vesting for outstanding restricted stock grants at September 30, 2007 is as follows (in thousands):

Year Ending December 31,
2007 (remaining three months)	1
2008	19
2009	17
2010	12

49

     As of September 30, 2007, there was $1,045,000 of net unrecognized compensation cost related to unvested stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately 46% of the compensation expected to be expensed in the next twelve months.
Note 10 — Stockholders’ Equity
     Equity Financing
     In July 2007, the Company closed its private placement financing with a group of accredited and institutional investors. The Company received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of its common stock at a price of $11.50 per share (the “Private Placement”). The Company realized net proceeds of approximately $24.0 million from the Private Placement after deducting fees payable to the placement agent and other transaction costs. The Company used a portion of the proceeds to repay, in full, its indebtedness obligations under the LPI note, as well as its obligations under loans from Orix. In August 2007, the Company filed a registration statement on Form S-3 with the SEC pursuant to which it registered for re-sale the shares sold in the Private Placement.
Note 11 — Segment Information
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In October 2007, the Company entered into an agreement to sell substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its agreement to sell substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007 as described more fully in Note 13, “Discontinued Operations.” As of September 30, 2007, the Company has two segments remaining: Online and Publishing.
     Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by the Company’s Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. The Online segment includes the Company’s global online properties and websites. The Publishing segment consists of the Company’s print properties, primarily magazines and a book publishing business.

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

     The following table summarizes the financial performance of the Company’s operating segments (in thousands):

	Three months ended			Three months ended
	September 30, 2006			September 30, 2007
	Online	Publishing	Total	Online	Publishing	Total
Revenue:
Advertising services	$2,646	$3,740	$6,386	$2,443	$4,853	$7,296
Subscription services	4,473	1,358	5,831	4,010	1,383	5,393
Transaction services	448	1,375	1,823	279	758	1,037

Total revenue	7,567	6,473	14,040	6,732	6,994	13,726

Direct operating costs and expenses:
Cost of revenue	2,446	3,775	6,221	2,842	4,237	7,079
Sales and marketing	2,440	1,337	3,777	2,125	2,001	4,126

Total direct operating costs and expenses	4,886	5,112	9,998	4,967	6,238	11,205

Contribution margin	$2,681	$1,361	4,042	$1,765	$756	2,521

Other operating costs and expenses:
General and administrative			2,845			3,683
Restructuring			58			581
Depreciation and amortization			1,192			1,703

Total other operating costs and expenses			4,095			5,967

Loss from operations			(53)			(3,446)
Other expense, net			(123)			(610)
(Provision) benefit for income taxes			(38)			6
Loss from discontinued operations			(1,280)			(1,205)

Net loss			$(1,494)			$(5,255)

	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2007
	Online	Publishing	Total	Online	Publishing	Total
Revenue:
Advertising services	$7,242	$11,809	$19,051	$6,891	$12,470	$19,361
Subscription services	13,985	4,437	18,422	12,519	4,215	16,734
Transaction services	1,617	4,046	5,663	959	2,772	3,731

Total revenue	22,844	20,292	43,136	20,369	19,457	39,826

Direct operating costs and expenses:
Cost of revenue	7,394	12,011	19,405	9,766	12,183	21,949
Sales and marketing	7,774	3,658	11,432	7,019	5,278	12,297

Total direct operating costs and expenses	15,168	15,669	30,837	16,785	17,461	34,246

Contribution margin	$7,676	$4,623	12,299	$3,584	$1,996	5,580

Other operating costs and expenses:
General and administrative			8,617			11,959
Restructuring			892			581
Depreciation and amortization			3,549			5,077
Impairment of goodwill			—			21,100

Total other operating costs and expenses			13,058			38,717

Loss from operations			(759)			(33,137)
Other expense, net			(242)			(1,494)
(Provision) benefit for income taxes			(38)			6
Loss from discontinued operations			(941)			(8,505)

Net loss			$(1,980)			$(43,130)

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
     In July 2007, the board of directors of the Company adopted and approved a reorganization plan to further align the Company’s resources with its strategic business objectives. As part of the plan, the Company closed its international offices located in Buenos Aires and London in order to streamline the Company’s business operations and reduce expenses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 15%. Restructuring costs of approximately $581,000, primarily related to employee severance benefits of approximately $451,000 and facilities consolidation expenses of approximately $130,000, were recorded during the three months ended September 30, 2007. The Company completed this restructuring in the third quarter of 2007.
Note 13 — Discontinued Operations
     In an effort to simplify the Company’s business model, the Company has determined to exit its Travel and Events businesses. In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In October 2007, the Company entered into an agreement to sell substantially all the assets of RSVP, the closing of which is pending. As a result of the sale of the Company’s interest in DSW, its agreement to sell substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007.
     RSVP Productions, Inc.
     In October 2007, the Company entered into an agreement to sell substantially all of the assets of RSVP to Atlantis Events, Inc. In accordance with FAS 144, the Company has reported the results of operations and financial position of RSVP in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007. The Company has reported the financial position of RSVP as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. In addition, the Company has segregated the cash flow activity of RSVP from the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007. The results of operations of RSVP were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment.
     PNO DSW Events, LLC
     In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner for $270,000 and recognized a gain on the sale of approximately $77,000. In accordance with FAS 144, the Company has reported the results of operations and financial position of DSW in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007. The Company has reported the financial position of DSW as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2006. In addition, the Company has segregated the cash flow activity of DSW from the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007. The results of operations of DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment.
     The results of discontinued operations for the three months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three months ended			Three months ended
	September 30, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP	DSW	Total
Total revenue	$1,293	$75	$1,368	$7,855	$—	$7,855
Operating costs and expenses	2,565	84	2,649	9,065	—	9,065

Loss from operations	(1,272)	(9)	(1,281)	(1,210)	—	(1,210)
Other income, net	—	1	1	5	—	5

Loss from discontinued operations	$(1,272)	$(8)	$(1,280)	$(1,205)	$—	$(1,205)

     The results of discontinued operations for the nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	Nine months ended			Nine months ended
	September 30, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP	DSW	Total
Total revenue	$5,414	$726	$6,140	$17,023	$2	$17,025
Operating costs and expenses	6,397	639	7,036	25,516	38	25,554

Income (loss) from operations	(983)	87	(896)	(8,493)	(36)	(8,529)
Other income, net	1	1	2	24	—	24
Minority interest	—	(47)	(47)	—	—	—

Income (loss) from discontinued operations	$(982)	$41	$(941)	$(8,469)	$(36)	$(8,505)

     The current and non-current assets and liabilities of discontinued operations of RSVP and DSW were as follows (in thousands):

	December 31, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP
Current assets of discontinued operations:
Accounts receivable	$374	$—	$374	$1,059
Prepaid expenses and other current assets	7,172	27	7,199	554

	$7,546	$27	$7,573	$1,613

Long-term assets of discontinued operations:
Property and equipment, net	$186	$—	$186	$191
Goodwill	3,982	—	3,982	—
Intangible assets, net	2,369	—	2,369	1,444
Other assets	—	—	—	1

	$6,537	$—	$6,537	$1,636

Current liabilities of discontinued operations:
Accounts payable	$85	$6	$91	$95
Accrued expenses and other liabilities	397	—	397	306
Deferred revenue, current portion	5,580	—	5,580	1,300

	$6,062	$6	$6,068	$1,701

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
Overview
     We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through a variety of products and services including online and print media properties, and other goods and services.
     In July 2007, we closed our private placement financing with a group of accredited and institutional investors and received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock at a price of $11.50 per share. We realized net proceeds of approximately $24.0 million from the private placement after deducting fees payable to the placement agent and other transaction costs.
     As a result of further integrating our various businesses, our executive management team, and our financial and management reporting systems during fiscal 2006, we began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through our RSVP Productions, Inc. (“RSVP”) brand and by our consolidated affiliate, PNO DSW Events, LLC (“DSW”). We entered into an agreement to sell our RSVP brand in October 2007 and sold our interest in DSW in March 2007. As of September 30, 2007, we have two segments remaining: Online and Publishing. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP and DSW in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007.
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
     Executive Operating and Financial Summary
     Our total revenue was $13.7 million in the three months ended September 30, 2007, decreasing 2% from total revenue of $14.0 million in the three months ended September 30, 2006. Our total revenue was $39.8 million in the nine months ended September 30, 2007, decreasing 8% from total revenue of $43.1 million in the nine months ended September 30, 2006. These decreases were primarily due to decreases in our subscription and transaction services revenue.
     Total operating costs and expenses were $17.2 million in the three months ended September 30, 2007, increasing 22% above total operating costs and expenses of $14.1 million in the three months ended September 30, 2006. Total operating costs and expenses were $73.0 million in the nine months ended September 30, 2007, increasing 66% above total operating costs and expenses of $43.9 million in the nine months ended September 30, 2006. These increases were primarily due to an estimated goodwill impairment charge of $21.1 million which we recorded during the three months ended June 30, 2007. Operating costs and expenses also increased due to increased marketing costs related to direct-mail campaigns for our print properties, severance charges related to the departure of our former President and Chief Operating Officer and our former Chief Technology Officer, increased legal expenses and increased depreciation on capital expenditures as a result our on-going product development and compliance efforts.
     Loss from operations was $3.4 million in the three months ended September 30, 2007, compared to loss from operations of $0.1 million in the three months ended September 30, 2006. Loss from operations was $33.1 million in the nine months ended September

30, 2007, compared to loss from operations of $0.8 million in the nine months ended September 30, 2006. This increase in loss from operations was primarily the result of the estimated goodwill impairment charge and the increases in operating costs and expenses noted above and the decrease in revenue noted above.
     For the remainder of fiscal 2007, management expects that revenue will decrease slightly in comparison to the comparable prior year period primarily as a result of the planned divestiture of the SpecPub Inc. asset group and an anticipated decrease in online subscription services revenue.
     We expect our operating loss will increase for the remainder of fiscal 2007 over the comparable prior year period as we incur additional expenses in re-designing our technological architecture, rewriting our web applications and rebuilding our technology platform and networks.
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
     Online Segment
     Comparison of three months ended September 30, 2006 to three months ended September 30, 2007 (in thousands, except percentages):

	Three months ended September 30,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$2,646	$2,443	$(203)	(8%)
Subscription services	4,473	4,010	(463)	(10%)
Transaction services	448	279	(169)	(38%)

Total online revenue	7,567	6,732	(835)	(11%)

Online direct operating costs and expenses:
Cost of revenue	2,446	2,842	396	16%
Sales and marketing	2,440	2,125	(315)	(13%)

Total online direct operating costs and expenses	4,886	4,967	81	2%

Online contribution margin	$2,681	$1,765	$(916)	(34%)

     Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2007 (in thousands, except percentages):

	Nine months ended September 30,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$7,242	$6,891	$(351)	(5%)
Subscription services	13,985	12,519	(1,466)	(10%)
Transaction services	1,617	959	(658)	(41%)

Total online revenue	22,844	20,369	(2,475)	(11%)

Online direct operating costs and expenses:
Cost of revenue	7,394	9,766	2,372	32%
Sales and marketing	7,774	7,019	(755)	(10%)

Total online direct operating costs and expenses	15,168	16,785	1,617	11%

Online contribution margin	$7,676	$3,584	$(4,092)	(53%)

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
     Online revenues decreased as a result of a reduction in the number of online subscribers to our Gay.com website, a decrease in sales of products on our transaction-based website properties and a reduction in our national and local advertising sales due in part to turnover in our digital sales staff. Online cost of revenue expenses increased primarily as a result of increased costs to integrate and re-architect the core technology platform of our websites, and, to a lesser extent, increased costs related to the departure of our former Chief Technology Officer. Online sales and marketing expenses decreased as a result of decreased spending on advertising in the first nine months of 2007.
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

     Publishing Segment
     Comparison of three months ended September 30, 2006 to three months ended September 30, 2007 (in thousands, except percentages):

	Three months ended September 30,		Increase (decrease)
	2006	2007	$	%
Publishing revenue:
Advertising services	$3,740	$4,853	$1,113	30%
Subscription services	1,358	1,383	25	2%
Transaction services	1,375	758	(617)	(45%)

Total publishing revenue	6,473	6,994	521	8%

Publishing direct operating costs and expenses:
Cost of revenue	3,775	4,237	462	12%
Sales and marketing	1,337	2,001	664	50%

Total publishing direct operating costs and expenses	5,112	6,238	1,126	22%

Publishing contribution margin	$1,361	$756	$(605)	(44%)

     Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2007 (in thousands, except percentages):

	Nine months ended September 30,		Increase (decrease)
	2006	2007	$	%
Publishing revenue:
Advertising services	$11,809	$12,470	$661	6%
Subscription services	4,437	4,215	(222)	(5%)
Transaction services	4,046	2,772	(1,274)	(31%)

Total publishing revenue	20,292	19,457	(835)	(4%)

Publishing direct operating costs and expenses:
Cost of revenue	12,011	12,183	172	1%
Sales and marketing	3,658	5,278	1,620	44%

Total publishing direct operating costs and expenses	15,669	17,461	1,792	11%

Publishing contribution margin	$4,623	$1,996	$(2,627)	(57%)

     We derive advertising revenue from advertisements placed in our printed publications. We currently offer our customers seven separate subscription services across our print media properties. Transaction services revenue includes revenue generated from sales of magazines through newsstand circulation and book sales.
     Publishing revenues increased principally due to an increase in advertising services revenue as a result of increased page rates from our advertisers as a result of our circulation base growth and strong sales related to our 40th anniversary issue of The Advocate which was offset by decreased newsstand sales of our magazines and books. Publishing sales and marketing expenses increased primarily due to the increase in marketing costs related to direct-mail campaigns on most of our print properties.
     For the remainder of fiscal 2007, we expect that total publishing revenues will decrease from the comparable prior year period primarily as a result of the planned divestiture of the SpecPub, Inc. asset group and the effect of advertising sales migrating from print to online. We expect that publishing direct operating costs for the remainder of fiscal 2007 will increase from the comparable prior year period primarily as a result of anticipated increases in sales and marketing expenses for direct mail campaigns of our print properties and increases in mailing costs due to higher postage rates, partially offset by the planned divestiture of the SpecPub Inc. asset group.

     Other Operating Costs and Expenses
     Other operating costs and expenses include general and administrative costs (such as corporate management, human resources, finance and legal), restructuring, depreciation and amortization expense and impairment of goodwill. These other operating costs and expenses are not evaluated in the measurement of segment performance since segment managers do not have discretionary control over these costs and expenses.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $3.7 million for the three months ended September 30, 2007, up 30% from the three months ended September 30, 2006. Our general and administrative expenses were $12.0 million for the nine months ended September 30, 2007, up 39% from the nine months ended September 30, 2006. General and administrative expenses as a percentage of revenue were 27% for the three months ended September 30, 2007, up from 20% in the three months ended September 30, 2006. General and administrative expenses as a percentage of revenue were 30% for the nine months ended September 30, 2007, up from 20% in the nine months ended September 30, 2006. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to increased compensation and employee related costs as a result of increases in headcount; severance expenses related to the departure of our President and Chief Operating Officer in March 2007; increased stock-based compensation expenses; and increased legal expenses.
     For the remainder of fiscal 2007, we expect general and administrative expenses to increase from the comparable prior year period primarily due to increased compensation and employee related costs as a result of increases in the headcount at September 30, 2007 over September 30, 2006 and increased legal costs.
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
     In July 2007, our board of directors adopted and approved a reorganization plan to further align our resources with our strategic business objectives. As part of the plan, we closed our international offices located in Buenos Aires and London in order to streamline our business operations and reduce expenses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 15%. Restructuring costs of approximately $581,000, primarily related to employee severance benefits of approximately $451,000 and facilities consolidation expenses of approximately $130,000, were recorded during the three months ended September 30, 2007. We completed this restructuring in the third quarter of 2007.
     Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for the three months ended September 30, 2007, up 43% from the three months ended September 30, 2006. Depreciation and amortization expense was $5.1 million for the nine months ended September 30, 2007, up 43% from the nine months ended September 30, 2006. These increases were due primarily to increased depreciation on capital expenditures as a result our on-going product development and compliance efforts. Amortization of intangible assets was $0.3 million and $0.2 million in the three months ended September 30, 2006 and 2007, respectively, and $0.9 million and $0.8 million in the nine months ended September 30, 2006 and 2007, respectively, due to intangible assets which we capitalized in connection with the acquisition of LPI.
     For the remainder of fiscal 2007, we expect depreciation and amortization expense to increase from the comparable prior year period as a result of capital investments to support our on-going product development.
     Impairment of Goodwill. During the three months ended June 30, 2007, we recorded an estimated goodwill impairment charge of $21.1 million, primarily resulting from lower than expected revenue related to our advertising business which we believe resulted in a significant decrease in the trading price of our common stock and a corresponding reduction in our market capitalization. There was no impairment charge to goodwill of our continuing operations during the three months ended September 30, 2007.

     We have engaged an independent business valuation consultant to express an opinion with respect to our estimates of the fair market value of our reporting units that were used in calculating our estimated impairment charge. We expect to obtain this opinion by fiscal year-end and may accordingly revise our estimates of impairment.
     Other Income and Expenses
     Interest Expense. Interest expense was $0.8 million for the three months ended September 30, 2007, an increase of 253% from the three months ended September 30, 2006. Interest expense was $1.9 million for the nine months ended September 30, 2007, an increase of 211% from the nine months ended September 30, 2006. These increases were due primarily to interest expense on the Orix term and revolving loans entered into in September 2006. In July 2007, we used a portion of the proceeds of our equity financing to repay, in full, our indebtedness obligations under loans from Orix, as well as our obligations under the LPI note. Interest expense for the three and nine months ended September 30, 2007 includes prepayment fees of $0.3 million, loan deferral fees of $0.2 million and $0.2 million for acceleration of the loan discount.
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, restricted cash and short-term investments. Other income, net remained relatively constant in the three and nine months ended September 30, 2007 and 2006.
     Discontinued Operations
     In an effort to simplify our business model, we determined to exit our Travel and Events businesses. In March 2007, we sold our interest in DSW and, in October 2007, we entered into an agreement to sell substantially all of the assets of RSVP, the closing of which is pending. As a result of the sale of DSW and the anticipated sale of RSVP, the results of operations, cash flows and related assets and liabilities for these businesses have been presented as discontinued operations as noted below.
  RSVP Productions, Inc.
     In October 2007, we entered into an agreement to sell substantially all of the assets of our wholly-owned subsidiary, RSVP, to Atlantis Events, Inc. In accordance with FAS 144, we have reported the results of operations and financial position of RSVP in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007. We have reported the financial position of RSVP as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2006 and September 30, 2007. In addition, we have segregated the cash flow activity of RSVP from the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007. The results of operations of RSVP were previously reported and included in the results of operations and financial position of our Travel and Events segment.
  PNO DSW Events, LLC
     In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner for $270,000 and recognized a gain on the sale of approximately $77,000. In accordance with FAS 144, we have reported the results of operations and financial position of DSW in discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007. We have reported the financial position of DSW as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2006. In addition, we have segregated the cash flow activity of DSW from the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007. The results of operations of DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment.

     The results of discontinued operations for the three months ended September 30, 2006 and 2007 were as follows (in thousands):

	Three months ended			Three months ended
	September 30, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP	DSW	Total
Total revenue	$1,293	$75	$1,368	$7,855	$—	$7,855
Operating costs and expenses	2,565	84	2,649	9,065	—	9,065

Loss from operations	(1,272)	(9)	(1,281)	(1,210)	—	(1,210)
Other income, net	—	1	1	5	—	5

Loss from discontinued operations	$(1,272)	$(8)	$(1,280)	$(1,205)	$—	$(1,205)

     The results of discontinued operations for the nine months ended September 30, 2006 and 2007 were as follows (in thousands):

	September 30, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP	DSW	Total
Total revenue	$5,414	$726	$6,140	$17,023	$2	$17,025
Operating costs and expenses	6,397	639	7,036	25,516	38	25,554

Income (loss) from operations	(983)	87	(896)	(8,493)	(36)	(8,529)
Other income, net	1	1	2	24	—	24
Minority interest	—	(47)	(47)	—	—	—

Income (loss) from discontinued operations	$(982)	$41	$(941)	$(8,469)	$(36)	$(8,505)

     The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2006			September 30, 2007
	RSVP	DSW	Total	RSVP
Current assets of discontinued operations:
Accounts receivable	$374	$—	$374	$1,059
Prepaid expenses and other current assets	7,172	27	7,199	554

	$7,546	$27	$7,573	$1,613

Long-term assets of discontinued operations:
Property and equipment, net	$186	$—	$186	$191
Goodwill	3,982	—	3,982	—
Intangible assets, net	2,369	—	2,369	1,444
Other assets	—	—	—	1

	$6,537	$—	$6,537	$1,636

Current liabilities of discontinued operations:
Accounts payable	$85	$6	$91	$95
Accrued expenses and other liabilities	397	—	397	306
Deferred revenue, current portion	5,580	—	5,580	1,300

	$6,062	$6	$6,068	$1,701

     Liquidity and Capital Resources
     Cash used in continuing operating activities for the nine months ended September 30, 2007 was $4.7 million, due primarily to our loss from continuing operations of $34.6 million, partially offset by an estimated non-cash goodwill impairment charge of $21.1 million, depreciation and amortization of $5.1 million, stock-based compensation expense of $0.6 million, a decrease in accounts receivable, and an increase in accounts payable. Cash provided by continuing operating activities for the nine months ended September 30, 2006 was $2.2 million, and was primarily attributable to depreciation and amortization and increases in accounts payable and accrued expenses and other liabilities, partially offset by our net loss, and increases in accounts receivable and prepaid expense and other assets.
     Cash provided by investing activities in the nine months ended September 30, 2007 was $1.9 million and was primarily attributable to sales of short-term investments and changes in restricted cash, partially offset by purchases of property and equipment. Cash used in investing activities in the nine months ended September 30, 2006 was $12.9 million and was primarily attributable to the acquisition of RSVP, an increase in restricted cash, purchases of property and equipment and purchases of short-term investments.
     Net cash provided by financing activities in the nine months ended September 30, 2007 was $6.1 million, due primarily to the net proceeds from our equity financing of $24.0 million, partially offset by principal payments under capital lease obligations and notes payable. Net cash provided by financing activities in the nine months ended September 30, 2006 was $11.0 million, and was primarily attributable to proceeds from the issuance of notes payable. Principal payments under capital lease obligations and notes payable increased from $0.6 million in the nine months ended September 30, 2006 to $17.9 million in the nine months ended September 30, 2007 due primarily to the payoff of the LPI note, the Orix term loan and the Orix revolving loan.
     We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, subscription trends, accounts receivable collections and inventory management.
     In September 2006, we entered into our Loan Agreement with Orix, which was amended in February 2007, May 2007 and June 2007. Pursuant to the Loan Agreement, we borrowed $7.5 million as a term loan and $3.0 million as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to lesser of $3.0 million, which we had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 together with interest at a rate of prime plus 5%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The Loan Agreement contained certain financial ratios, financial tests and liquidity covenants. The loans were secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note.
     We entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with our failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, we, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, we also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the parties agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to our other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan for a deferral fee of $150,000. In July 2007, we completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock and used a portion of the proceeds to repay, in full, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees.
     During the nine months ended September 30, 2007, we invested $3.3 million in property and equipment of which $0.5 million was financed through capital leases. Of this investment, approximately 97% related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2007, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
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
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of September 30, 2007.
     Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2007	2008-2009	2010-2011	2012 & After
Contractual obligations:
Capital leases	$2,467	$261	$1,789	$415	$2
Operating leases	13,378	705	5,841	5,766	1,066

Total contractual obligations	$15,845	$966	$7,630	$6,181	$1,068

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
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax assessment for years before 2004. State jurisdictions that remain subject to assessment range from 2003 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the first nine months of 2007. Our effective tax rate differs from the federal statutory rate primarily due to increases in our deferred income tax valuation allowance.

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
     We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents and short-term investments. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Investment securities with original maturities greater than three months and remaining maturities of less than one year are classified as short-term investments. A hypothetical 1% increase (or decrease) in interest rates would not materially increase (or decrease) our interest income.
  Foreign Currency Risk
     Our operations have been conducted primarily in United States currency and as such have not been subject to material foreign currency exchange rate risk. However, our international operations involve exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions such as requirements for substantial annual increases for all of our employees in certain foreign jurisdictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We translate income statement amounts that are denominated in foreign currency into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating costs and expenses and net income. Conversely, our revenue, operating costs and expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies. The effect of foreign exchange rate fluctuations for 2006 and the first nine months of 2007 was not material.

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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2007 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year.
Item 1A. Risk Factors
We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price could suffer.
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of September 30, 2007, our accumulated deficit was approximately $81.4 million. Although we had positive net income in the year ended December 31, 2005, we experienced a net loss of $3.7 million for the year ended December 31, 2006 and a net loss of $43.1 million for the nine months ended September 30, 2007, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2006, and in the nine months ended September 30, 2007, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with a paid subscription plan.
     Our current online content, shopping and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members or market to them. If there is a further delay in our plan to improve and consolidate these platforms, and this delay continues to prevent or delay the development or integration of new features or enhancements to existing features, our online subscriber contraction could accelerate. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
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
Our core revenue-generating software applications are written on a technology platform that has become increasingly difficult to support.  As we convert our applications onto more stable, supportable platforms—a process that requires time and financial investment—we face the risk of not being able to maintain or enhance the functionality of our websites.  As a result we may lose market share and our revenue may further decline.
     Significant portions of our revenue-generating websites are written in internally developed code that lacks sufficient explanatory documentation, and in some instances, is understood by only a limited number of our technology personnel.  All of our current functionality can be converted onto a code base and platform that are generally recognized as industry standard, and we are engaged in a significant effort to do so.  However, our efforts to execute this conversion will require significant expenditures of personnel and financial resources over an extended period of time.  Such an undertaking presents significant execution risks as we seek to maintain and enhance existing customer-facing functionality, while simultaneously building and supporting a new technological infrastructure.  If we are unable to convert to a new technology platform or if we encounter technical difficulties during the conversion process, our websites may suffer downtime or may lack the functionality desired by our customers and subscribers. This in turn may result in the loss of those customers and subscribers, and a decline in our revenue.
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
     In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan designed to better align our resources with our strategic business objectives that cut our global workforce by approximately 5%. In July 2007, we closed our international offices in Buenos Aires and London to streamline our business operations and reduce expenses. In addition, as part of our July 2007 financing, we are contractually obligated to use reasonable efforts to divest ourselves of our adult businesses by December 31, 2007. If we are unable to find a timely buyer on acceptable terms or on any terms at all, we could be in breach of our contractual obligations under the purchase agreement associated with the July 2007 financing.

     In order to address market opportunities and potential growth in our customer base, we may consider additional expansion in the future, including possible additional acquisitions of third-party assets, technologies or businesses. Any potential acquisitions may involve the issuance of shares of stock that dilute the interests of our other stockholders, or require us to expend cash, incur debt or assume contingent liabilities. We may also consider divestitures of businesses that we conclude are likely to impair our future results, or which we deem no longer appropriate for our future business plans. For example, in October 2007, we agreed to sell substantially all of the assets of RSVP. Our acquisitions and divestitures and other potential future acquisitions and divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities had not been realized. For example, during the second quarter of fiscal 2007, we recorded an estimated impairment charge of $21.1 million due to lower revenue than expected related to our advertising business;

•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses or the divestiture of our prior businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined or retained businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we acquired from LPI;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition; and

•	the impact of known or unknown liabilities associated with the acquired businesses.
     If we are unable to successfully address these or other risks associated with our acquisition of LPI and divestiture of RSVP or potential future acquisitions and divestitures, we may be unable to realize the anticipated synergies and benefits of our acquisitions or replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations. In addition, the business we acquired from LPI is in a more mature market than our online businesses. The value of this new business to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases and advertisers, we can increase revenues in the acquired business. If this cross-marketing is unsuccessful, or if revenue growth in our acquired business is slower than expected, our financial condition and results of operations would be harmed.
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
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer hardware and telecommunications failures, software failures, computer viruses, security breaches, catastrophic events, errors in installation, configuration and usage by our employees, errors in usage by our customers, risks inherent in upgrades and transitions to new hardware and software systems and network devices, or the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. Across both of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or regain and maintain profitability.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example, by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers was stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that allegedly were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. In April 2007, the court lifted the stay on enforcement against secondary producers. Additionally, in June 2007, the DOJ issued new proposed regulations to implement the Walsh Act and amended CPO Act. The public comment period for the proposed regulations closed in September 2007. It is anticipated that these new proposed regulations will be challenged in court on various constitutional grounds and that another stay against enforcement of these regulations will be sought. If the FBI continues to inspect businesses that are allegedly secondary producers and there are no legal challenges to the CPO Act, the Walsh Act or the new regulations purporting to implement these acts, or if these challenges are unsuccessful, we may be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth and churn which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscribers growth.
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
     Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service centers. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. In July 2007, we closed our office in Argentina, as a result of which the number of customer service representatives and the hours of customer service representation were reduced. If due to this reduction or otherwise we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot assure you that email and telephone call volumes will not exceed our present system or staffing capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through September 30, 2007, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $9.80 to $136.00 per share, after giving effect to our recently completed one-for-ten reverse stock split. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us and sales of stock by our existing stockholders.
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
     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our shares could fall.  These sales might also make it more difficult for us to sell equity or equity related securities at a time and price that we would deem appropriate.  For example, pursuant to the terms of our July 2007 private placement, we filed a registration statement registering for resale all of the common stock we issued in the private placement. Sales by these stockholders could have an adverse impact on the trading price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2007, we closed our private placement financing with a group of accredited and institutional investors. We received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock. We realized net proceeds of approximately $24.0 million from the private placement after deducting fees payable to the placement agent and other transaction costs. Allen & Company LLC acted as a placement agent for the transaction and received 6% of the proceeds for their services. The shares were issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     Stock repurchase activity during the three months ended September 30, 2007 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
July 1, 2007 — July 31, 2007	—	$—	—	—
August 1, 2007 — August 31, 2007	—	—	—	—
September 1, 2007 — September 30, 2007	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of stockholders was held on August 29, 2007 to approve amendments to our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding common stock of not less than 1-for-5 and not more than 1-for-20 and to authorize our board of directors to select and file one such amendment to effect a reverse stock split within these parameters.
     The stockholders voted to approve the amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding common stock of not less than 1-for-5 and not more than 1-for-20 and to authorize our board of directors to select and file one such amendment to effect a reverse stock split within these parameters, as follows:

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Amendment to amended and restated certificate of incorporation	3,026,188	57,655	1,695	—
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Documents
4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, for the quarter ended June 30, 2007, and incorporated herein by reference).

10.24	Summary of Compensation Terms for Daniel Steimle (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.

Date: November 8, 2007
	By:	/s/ DANIEL E. STEIMLE Daniel E. Steimle
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, for the quarter ended June 30, 2007, and incorporated herein by reference).

10.24	Summary of Compensation Terms for Daniel Steimle (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.