Form 10-K
period 2007-12-31
PLANETOUT INC
filed 2008-03-11
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market LLC as of June 30, 2007 and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $16,803,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, there were 4,096,205 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PlanetOut Inc.

Form 10-K
For The Fiscal Year Ended December 31, 2007

Special Note Regarding Forward-Looking Statements

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2007, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I

Item 1.	Business

Company Overview

PlanetOut Inc. (“PlanetOut”) was incorporated in Delaware in 2000. We are a leading global media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We classify our businesses into two reporting segments: Online and Publishing.

Our Online segment consists of our LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com which provide revenues from advertising services and subscription services. Our Online segment also includes our transaction-based websites, including BuyGay.com, which generate revenue through sales of products and services of interest to the LGBT community. Our Publishing segment includes the operations of our print media properties including the magazines The Advocate, Out, The Out Traveler and HIVPlus. Our Publishing segment also generates revenue from newsstand sales of our various print properties and our book publishing businesses, Alyson and Publishers Distributing Co. (“PDC”).

With the extensive reach of our brands and multiple media properties, we believe we provide advertisers with unparalleled access to the LGBT community. We generate revenue from multiple forms of online advertising including run-of-site advertising, advertising within specialized content channels and online-community areas, and member-targeted e-mails, as well as more traditional print advertising.

We offer multi-platform advertising opportunities through which advertisers can target the gay and lesbian market using a combination of vehicles such as the Internet, print, e-mail and events. We also offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and independent third-party analysis.

We believe our online user base includes one of the most extensive networks of self-identified gay and lesbian people in the world. Users can access content on our flagship websites for free and without registration, thereby generating page views and potential advertising and transaction services revenue. Those users who wish to access our online member-to-member connection services must register for our general membership services by providing their name, e-mail address and other personal content. Registration for general membership services on our flagship websites, Gay.com and PlanetOut.com, allows access to integrated services, including profile creation and search, basic chat and instant messaging. Members may also subscribe to our paid premium subscription service which enables them to access a number of special features that are not generally available under our free general membership packages.

In addition to premium subscriptions to our Gay.com and PlanetOut.com services, we offer our customers subscriptions to six other online and offline products and services, as well as to various combined, or bundled, packages of these subscription services, including the leading LGBT-targeted magazines in the United States, Out and The Advocate. We believe Out magazine is the leading audited circulation consumer magazine in the United States focused on the gay and lesbian community, while The Advocate, a pioneer in LGBT media since 1967, is the second largest.

We also offer our users access to specialized products and services through our transaction-based websites, including BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, CDs and DVDs. In addition, we generate transaction revenue from third-party websites and partners for the sale of products and services to our users, as well as through newsstand sales of our various print properties.

Business Segments

Our two business segments are described below. Additional financial information relating to these segments may be found in Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Online Segment

Our Online segment accounted for 87%, 54% and 51% of our total net revenue in fiscal 2005, 2006 and 2007, respectively. This segment currently consists of our operations relating to our LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com which provide revenues from advertising services and subscription services. This segment also includes our transaction-based websites, including BuyGay.com, which generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, CDs and DVDs. In fiscal 2007, revenues from advertising services, subscription services and transactions services represented 35%, 61% and 4% of the segment’s net revenues, respectively.

Online Advertising Services

We derive advertising services revenue in our Online segment from advertising contracts in which we typically undertake to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. Our advertisers can display graphical advertisements on the pages that are viewed by our users across all our online properties and on our affiliates’ websites. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on our websites. We believe that online advertising will continue to grow and diversify as it captures a larger share of total advertising dollars.

During the years ended December 31, 2005, 2006 and 2007, no single advertiser accounted for more than 10% of our domestic online advertising revenue. Our five largest customer industry categories accounted for approximately 69%, 72% and 63%, respectively, of our domestic online advertising revenue for fiscal 2005, 2006 and 2007, respectively.

Online Subscription Services

We have offered Gay.com members a free, real-time chat service since 1996. We launched the PlanetOut.com personals service in 1997, and we believe PlanetOut.com was the first website of significant size to offer free personals specifically tailored to the LGBT community. In 2001, we created our paid premium membership services, Gay.com Premium Services and PlanetOut PersonalsPlus. As of December 31, 2007, we had approximately 131,000 subscribers to these online premium membership services.

We do not charge fees for registering as a member or creating a profile on either Gay.com or PlanetOut.com, but non-subscribers have only limited access to member profile photographs and chat services, and may only perform basic profile searches. By joining our paid premium membership services, a Gay.com Premium Services or PlanetOut PersonalsPlus subscriber may reply to an unlimited number of profiles, bookmark and block profiles, perform advanced profile searches and view all full-sized photographs posted by other members. In addition, we frequently offer other benefits with premium membership, including free subscriptions to our magazines, The Advocate and Out. We believe these types of additional premium offerings serve as an inducement for free members to convert to paying subscribers and for subscribers to lower-priced, shorter-term plans to convert to higher-priced, longer-term plans.

In addition to the general membership services offered by Gay.com and PlanetOut.com, our Premium Services packages offer members additional enhanced features which include access to live customer and technical support and specialized premium content, as well as the ability to simultaneously enter several of our more than 1,700 chat rooms. Some of these special premium features are not currently available on PlanetOut.com.

While both services are available to anyone, Gay.com’s subscriber base is more heavily male and PlanetOut.com’s includes a higher percentage of females. As of December 31, 2007, approximately 91% of subscribers on Gay.com identified themselves as male and on PlanetOut.com, 40% of subscribers identified themselves as female. As of December 31, 2007, 11% of our Gay.com paid subscribers identified themselves as residing outside the United States.

We are paid up-front for premium memberships, and we recognize subscription revenue ratably over the subscription period. As of December 31, 2006 and 2007, deferred revenue related to premium membership subscription totaled approximately $4.4 million and $3.9 million, respectively.

Online Transaction Services

Our Online segment generates transactions services revenue by offering products and services of interest to the LGBT community through multiple e-commerce websites, including BuyGay.com. To increase our transactions services revenue, we are also capable of taking mail and phone orders for some products that we offer. The products we sell through these sites include clothing, fashion accessories, CDs and DVDs. We hold inventory for a portion of the products that we sell, such as CDs and DVDs, at our on-site fulfillment center in Los Angeles. For other products, such as fashion products and accessories, we have historically engaged third-party vendors to hold inventory and fulfill orders. We believe these arrangements allow us to reduce buying and fulfillment costs and the risk of holding unwanted inventory. We advertise these transaction services primarily through our own properties, including our websites and magazines.

Online Product Development and Technology

Our product development teams completed extensive consumer research in 2007 to identify key opportunities for us to increase the marketability of our online properties. During 2007 we also established a redevelopment roadmap and timeline to introduce a new user experience for our consumers, completed the key preliminary planning stages and began the redevelopment effort.

We plan to introduce improvements to key features such as chat and profiles, and expanded capabilities related to member-generated content. We also plan to move, over time, toward integration of our technology platforms across all our web properties, beginning with an extensive effort, now underway, to re-architect our core platform, leading to the expansion of core functional capabilities, and including an initiative to implement a company-wide content management system to better leverage all of our organic and acquired content of our print and online properties.

Our capital expenditures are primarily focused on the integration and re-architecture of the core technology platform of our websites and supporting our member services, including the introduction of new features and functions. We strive to concentrate our acquisitions of hardware and software with a single primary vendor when we believe it is feasible and cost-effective to do so. By reducing the number of types of systems we use, we believe we are better able to manage our systems and achieve attractive pricing with vendors with whom we have established relationships.

Our basic network infrastructure primarily resides in virtual machines that are hosted in multi-core servers that leverage their capabilities in order to maximize efficiency and scalability. We primarily utilize open source software and widely scalable, low-cost servers to reduce cost and enable us to easily expand technological capacity to handle increased loads. We track and monitor the growth of traffic on our websites and strive to maintain reserve capacity for extraordinary loads. We attempt to streamline and consolidate our technology as we upgrade our equipment to increase capacity.

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

Publishing Segment

Our Publishing segment accounted for 13%, 46% and 49% of our total net revenue in fiscal 2005, 2006 and 2007, respectively. Our magazine publishing business is conducted by LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SpecPub”), our wholly-owned subsidiaries. In addition, these subsidiaries operate certain direct-marketing and direct-selling businesses. In fiscal 2007, revenues from advertising services, subscription services and transactions services represented 62%, 21% and 17% of the segment’s net revenues, respectively.

Magazines

We currently publish seven magazines, five of which are offered on a subscription basis. These magazines are aimed primarily at the LGBT market. LPI and SpecPub also distribute digital editions of some their magazines using Zinio, a leading provider of digital magazine marketing and distribution.

We enhance the reach of our magazine businesses primarily through the development of specialized editions aimed at particular audiences, and the development of new editorial content for different media, such as the Internet and books. Many of our magazine brands have developed websites to publish original content as well as content from the magazines.

Generally, each magazine we publish has an editorial staff under the supervision of an Editor-In-Chief. Advertising sales and marketing, subscription marketing, production and distribution activities are generally centralized. Fulfillment activities are provided by a leading industry vendor.

As the leading magazines targeting the LGBT community in the U.S., Out and The Advocate include a range of articles targeted to appeal to this demographic. Since our purchase of LPI in November 2005, both magazines have undergone a significant redesign aimed at reaching both older and younger LGBT readers.

Out is a monthly magazine which targets a younger, fashion-oriented readership. The Advocate, a bi-weekly, targets an older demographic among gay opinion leaders. Together the two titles speak to a broad range of the gay spectrum, giving them greater reach than smaller and more fragmented competitors. Out’s rate base (the total subscription and newsstand circulation guaranteed to advertisers) was 175,000 in fiscal 2007, rising 5.7% to 185,000 in fiscal 2008. The Advocate’s rate base was 165,000 in fiscal 2007 increasing 6.1% to 175,000 in fiscal 2008.

Books

Our book business consists of our Alyson brand operations and Publishers Distributing Co. (“PDC”) distribution operations. Alyson publishes works targeted to an LGBT audience or to mainstream audiences where there is an overlap or high interest in the subject matter. During 2007, Alyson published 50 books in the categories of fiction, non-fiction, pets, pop culture, erotica, travel, mystery and self-help. PDC markets and sells LGBT-themed books and materials from third party publishers to wholesalers and specialty retailers across the United States primarily for a few foreign owned publishers which utilize PDC as one of their US distributors.

Advertising

Advertising carried in our print publications comes from many of the top advertising categories in consumer magazines, including healthcare, travel, automotive, financial services, fashion/accessories, grooming products and spirits. During the years ended December 31, 2005, 2006 and 2007, no single advertiser accounted for more than 10% of our publishing advertising revenue. Our five largest customer industry categories accounted for approximately 76% and 75% of our publishing advertising revenue for fiscal 2006 and 2007, respectively.

Circulation

During 2007, we grew the total circulation, which includes subscription copies and single copy sales, of our print subscription magazines to 458,000 as of December 31, 2007, which represents an 11% increase over December 31, 2006. We market our print subscription services through a broad spectrum of advertising tools, direct mail, e-mail, contests, online advertising and other promotional activities.

In addition to the revenue generated by the sale of our magazines to consumers, circulation is an important component in determining our print advertising revenues because advertising page rates are based on both circulation and readership. Most of our magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold primarily through direct mail and online solicitation, subscription sales agents, marketing agreements with other companies, contests and insert cards in our magazines.

Paper and Printing

Paper constitutes a significant component of physical costs in the production of our magazines. During 2007, we purchased all of our paper through our two principal printing vendors.

Printing and binding for our magazines are performed primarily by two North American printers. Magazine printing contracts are typically fixed-term and fixed priced with, in some cases, adjustments based on inflation.

Postal Rates

Postal costs represent a significant operating expense for our magazine publishing and direct-marketing activities. In 2007, we spent over $2.5 million for services provided by the U.S. Postal Service. The U.S. Postal Service implemented a postal rate increase in May 2007 which resulted in approximately a 15% increase in our effective postal rates. These increased costs are not directly passed on to our magazine subscribers. We strive to minimize postal expense through the use of certain cost-saving activities with respect to address quality, mail preparation and delivery of products to postal facilities.

Competitive Strengths

Strong Community Affinity.  We believe we have developed a loyal, active community of users, customers, members and subscribers. The word-of-mouth marketing that occurs through these individuals is an important source of past and potential growth, as increasing social interaction among users within our online community and word-of-mouth in the broader LGBT community help us obtain new and retain previous users and customers across our multiple platforms. We believe the Gay.com domain name helps reinforce our position as a leading network of LGBT people in the world.

Critical Mass.  We believe we have built a critical mass of users across multiple properties that is attractive to advertisers, vendors, and consumers alike. Out and The Advocate magazines have the two largest audited paid circulations of any LGBT-focused consumer magazines in the United States, making them attractive vehicles for major national advertisers wishing to reach this audience through print. Similarly, we believe our combined worldwide Gay.com and PlanetOut.com member base constitutes one of the largest online networks of gay and lesbian people in the world. We also believe the size and attractive demographic characteristics of our user base is appealing to advertisers who seek multiple, cost-effective ways to target the LGBT market.

Diversified Revenue Streams.  We derive our revenue from a combination of advertising, subscription and transaction services offered through multiple online and print media properties. We believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets, take advantage of cross-selling opportunities to our advertising and consumer customers, and more effectively monetize the audiences and traffic that we have built through our various properties.

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

Compelling Content.  We offer compelling editorial and programming content to the LGBT community, in print and online, covering topics such as travel, news, entertainment, fashion, business, and health. In addition, we believe our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our online members to generate and share their own content and interact with one another keeps users returning to our websites. These features increase user touchpoints and provide us with more opportunities to generate advertising revenue, grow our subscriber base, both online and offline, and increase product and service sales.

Niche Market Focus.  By offering cross-media solutions that combine the power of online media with print, direct mail and other touchpoints, media companies targeting a specific audience segment are well positioned to help advertisers surround and capture a niche market. We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:

•	Focused Advertising. We believe we deliver access to the largest audience of self-identified gay and lesbian people in the world. Our advertising programs allow both large national and international advertisers as well as smaller, local advertisers to reach the LGBT audience in a cost-effective manner.

•	Leading LGBT Media Outlets. In addition to the critical mass that we have developed online through the Gay.com, Out.com, Advocate.com, and PlanetOut.com websites, we also publish leading LGBT print publications, including The Advocate and Out magazines. This combination of leading online and offline media properties is unique in reaching the North America LGBT market.

•	Targeted Campaigns. In addition to offering advertisers the opportunity to reach the broader LGBT audience across multiple platforms, we offer the opportunity to more closely target specific audiences. For example, advertisers have the potential to reach our entire online user base with run-of-site advertisements or to target only those members who share certain common attributes such as age, gender, geographic location or online behaviors. By dividing our online content offerings into topic sections within channels, we provide our advertisers with the ability to target their marketing efforts further, by sponsoring topic sections or running individual advertisements in channels specifically relevant to their particular products and services or brand strategy. Similarly, through our print properties, we offer advertisers the ability to target members with particular interests such as politics and current events, fashion and entertainment, travel, or specific health issues.

•	Research and Analysis. We engage third parties to conduct independent research on member panels assembled from our online membership base regarding the effectiveness of specific campaigns as well as other matters of interest to our advertisers. Campaign studies examine the effect the campaign had on brand awareness, brand attributes, message association, brand favorability, purchase intent and advertisement recall and can include an analysis of the research and recommendations for future advertising campaigns. In addition to benefiting the advertiser, this type of research helps educate us on how to more effectively position and manage campaigns for our advertisers.

Growth Strategy

Our goal is to enhance our position as an LGBT-focused market leader by maximizing the growth prospects and profitability of each of our revenue streams across our two segments. We seek to achieve this through the following strategies:

Growing Our User Base Across Multiple Properties.  We intend to grow our user base by:

•	Cross-Promoting Products and Services. We are building on our extensive member base that we have developed online through the Gay.com and PlanetOut.com websites and the print leadership of The Advocate and Out magazines by cross-promoting our products and services to the LGBT community. We plan to continue marketing directly to consumers through targeted online advertising, keyword buys and affiliate programs.

•	Creating New Products and Services. We intend to offer new products and services through our multi-platform network. For example, we are currently developing improvements to key features such as chat and profiles, and expanded capabilities related to member-generated content as part of our website and technology re-architecture currently underway. By enhancing website functionality through the development of our technology to expand our products and services, we believe we can enhance the value of our offerings, attract new users and increase our revenue.

Capitalizing on Advertising Growth and Relationships.  We believe our large user base across multiple properties provides us with greater reach than other LGBT-focused media providers and that we are well positioned to benefit from the growth in advertisers wishing to target the LGBT community. By promoting packages that include, among others, Internet, print, e-mail, direct mail and events opportunities, we believe we can differentiate our products and more effectively serve our advertising clients. Furthermore, by promoting member-generated content and cross-purposing content across our various properties, we can add new pages to our websites, grow our advertising inventory and direct our website traffic to those areas that generate higher advertising revenue.

Leveraging and Growing Our Subscriber Base.  Currently, we offer eight different subscription services across multiple properties. By bundling these subscriptions into new and unique packages, we believe we can attract new subscribers. In some cases, we can also use these bundled packages and special promotions to shift subscribers into longer-term, higher-value plans.

Competition

We operate in a highly competitive environment. Across all three of our revenue streams within our two operating segments, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks, and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our online subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com and Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for an online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market.

We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract readers, users or traffic by offering services for free and devote substantially more resources to producing content and developing their services and systems than we can.

Intellectual Property

We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have registered several trademarks in the United States, including “PlanetOut,” “PlanetOut and Design,” “Gay.com and Design,” “Out,” “Out Traveler” and “Advocate.” We have registered or applied for additional protection for several of these trademarks in select relevant international jurisdictions. Even if these applications are allowed, they may not provide us with a competitive advantage. To date, we have relied primarily on common law copyright protection to protect the content posted on our websites. Our printed publications are protected by copyrights registered with the U.S. Copyright Office. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.

Employees

As of December 31, 2007, we had 237 full-time employees and eight part-time or temporary employees. We utilize part-time and temporary employees primarily to handle overflow work and short-term projects. None of our employees are unionized, and we believe that we generally have good relations with our employees.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2008:

Name	Age	Position

Executive officers
Karen Magee	47	Chief Executive Officer
Daniel E. Steimle	59	Interim Chief Financial Officer
William Bain	49	Chief Technology Officer

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

Daniel E. Steimle has served as our Interim Chief Financial Officer since October 2007. Since June 2007, Mr. Steimle has been a member of Tatum, LLC, an executive services firm, prior to which he was with CSL Consulting, a consulting firm, from November 2006 to May 2007, and again from October 2002 to June 2004 where he served as acting CFO and in other advisory capacities for several technology companies. From July 2004 to November 2006, Mr. Steimle served as Vice President, Chief Financial Officer at Turin Networks, Inc., a telecommunications equipment supplier. From August 2000 to September 2002, Mr. Steimle served as Vice President, Chief Financial Officer for LGC Wireless, Inc., a wireless infrastructure equipment supplier. Prior to that, Mr. Steimle served as Chief Financial Officer and in other financial management positions for several public and private technology companies. Mr. Steimle holds a B.S. in Accounting from Ohio State University and an MBA in Management/Marketing from the University of Cincinnati.

William Bain has served as our Chief Technology Officer since February 2007. Prior to joining PlanetOut, Mr. Bain was the owner and general manager of TechPoint Associates, LLC, a San Francisco-based technology consulting firm, positions he had held since April 2006. From October 2004 until March 2006, Mr. Bain was the Chief Technology Officer of HomeGain and from June 2002 to October 2004, Mr. Bain was a general partner in New Vantage Partners, LLC, a technology consulting firm serving emerging and Fortune 1000 companies. Mr. Bain holds a Ph.D., a Master of Science degree and a Bachelor of Science degree in computer science, each from Yale University.

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

We have experienced significant net losses and we expect to continue to incur losses in the future. As of December 31, 2007, our accumulated deficit was approximately $89.5 million. Although we had positive net income in the year ended December 31, 2005, we experienced net losses of $3.7 million and $51.2 million for the years ended December 31, 2006 and 2007, respectively, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.

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

Our advertising revenue is also dependent on the collective experience of our sales force and on our ability to recruit, hire, train, retain and manage our sales force. If we are unable to recruit or retain our sales force, we may be unable to meet the demands of our current advertisers or attract new advertisers and our advertising revenue could decrease.

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

In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused on the LGBT community. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain market share, increase our revenue or achieve profitability.

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

Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the years ended December 31, 2006 and 2007, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with a paid subscription plan.

Our current online content and personals platforms may not allow us to maximize potential cross-platform synergies and may not provide the most effective platform from which to launch new or improve current services for our members or market to them. If there is a further delay in our plan to improve and consolidate these platforms, and this delay continues to prevent or delay the development or integration of new features or enhancements to existing features, our online subscriber contraction could accelerate. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.

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

Our core revenue-generating software applications are written on a technology platform that has become increasingly difficult to support. As we convert our applications onto more stable, supportable platforms — a process that requires time and financial investment — we face the risk of not being able to maintain or enhance the functionality of our websites. As a result we may lose market share and our revenue may further decline.

Significant portions of our revenue-generating websites are written in internally developed code that lacks sufficient explanatory documentation, and in some instances, is understood by only a limited number of our technology personnel. Our current core website functionality is being converted onto a code base and platform that are generally recognized as industry standard. However, our efforts to execute this conversion have required and will continue to require significant expenditures of personnel and financial resources over an extended period of time. Such an undertaking presents significant execution risks as we seek to maintain and enhance existing customer-facing functionality, while simultaneously building and supporting a new technology infrastructure. If we are unable to convert to a new technology platform or if we encounter technical difficulties during the conversion process, our websites may suffer downtime or may lack the functionality desired by our visitors, members and subscribers. This in turn may result in the loss of those visitors, members and subscribers, and a decline in our revenue.

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

As a result of our limited operating history, it is difficult to forecast our revenue, gross profit, operating expenses and other financial and operating data. Our inability, or the inability of the financial community at large, to accurately forecast our operating results could cause us to grow slower or our net profit to be smaller or our net loss larger than expected, which could cause a decline in our stock price.

Recent and potential future acquisitions and divestitures could result in operating difficulties and unanticipated liabilities.

In November 2005, we significantly expanded our operations by acquiring substantially all of the assets of LPI. In March 2006, we acquired substantially all of the assets of RSVP. In June 2006, we largely completed the integration of the assets we acquired through the LPI and RSVP transactions by executing on a reorganization plan designed to better align our resources with our strategic business objectives that cut our global workforce by approximately 5%. In July 2007, we closed our international offices in Buenos Aires and London to streamline our business operations and reduce expenses. In December 2007, we completed the sale of substantially all of the assets of RSVP. In addition, as part of our July 2007 financing, we were contractually obligated to use reasonable efforts to divest ourselves of our adult businesses by December 31, 2007. Our efforts to divest ourselves of our adult business have continued since December 31, 2007 and we intend to continue these efforts, but to date have not been successful.

We may consider divestitures of businesses that we conclude are likely to impair our future results, or which we deem no longer appropriate for our future business plans. For example, in December 2007, we sold substantially all of the assets of RSVP to a third party. Our prior acquisitions and divestitures and other potential future divestitures may be associated with a number of risks, including:

•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities have not been realized. For example, during fiscal 2007, we recorded an impairment charge of $21.5 million in continuing operations due to lower advertising revenue than expected related to our publishing segment and an impairment charge of $4.0 million in discontinued operations due to lower revenue than expected related to our travel business;

•	the difficulty of integrating the acquired assets and personnel of the acquired businesses into our operations;

•	the potential absorption of significant management attention and significant financial resources for the ongoing development of our business;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees of the acquired companies or our employees as a result of the integration of acquired businesses;

•	the difficulty of integrating the acquired company’s accounting, human resources and other administrative systems;

•	the potential impairment of relationships with subscribers, customers and partners of the acquired companies or our subscribers, customers and partners as a result of the integration of acquired businesses or the divestiture of our prior businesses;

•	the difficulty in attracting and retaining qualified management to lead the combined or retained businesses;

•	the potential difficulties associated with entering new lines of business with which we have little experience, such as some of the businesses we acquired from LPI;

•	the difficulty of complying with additional regulatory requirements that may become applicable to us as the result of an acquisition; and

•	the impact of known or unknown liabilities associated with the acquired businesses.

If we are unable to successfully address these or other risks associated with our acquisition of LPI and divestiture of RSVP or potential future divestitures, we may be unable to realize the anticipated synergies and benefits of our acquisitions or replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations. In addition, the business we acquired from LPI is in a more mature market than our online businesses. The value of this business to us depends in part on our expectation that by cross-marketing their services to our existing user, member and subscriber bases and advertisers, we can increase revenues in the acquired business. If this cross-marketing is unsuccessful, or if revenue growth in our acquired business is slower than expected, our financial condition and results of operations would be harmed.

If we do not continue to attract and retain qualified personnel, our business may suffer.

Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. We have recently experienced departures of several executives and key employees, and any disruptions from further departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. Our financial condition may negatively impact our ability to attract and retain qualified personnel. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.

We may need additional capital and may not be able to raise additional funds on favorable terms or at all, which could limit our ability to continue operations, dilute the ownership interests of existing stockholders, cause us to seek business dispositions on unfavorable terms, or cause us to consider curtailing or ceasing operations.

In July 2007, we completed a private placement financing, which resulted in significant dilution to our existing stockholders. As a result of our recent and continuing losses, we may need to raise additional capital to fund operating activities. In April 2006, we filed a shelf registration statement with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 170,000 shares of our common stock. However, we are not currently eligible to use the shelf registration statement for a primary offering of our securities due to lower than required market capitalization.

We expect that raising additional financing will be very difficult, if it could be obtained at all. If we were to raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience further dilution of their ownership interests. If we are unable to raise additional financing, our business could be harmed, and we could be forced to engage in dispositions of assets or businesses on unfavorable terms, or consider curtailing or ceasing operations.

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

Our markets are intensely competitive and subject to rapid change. Across both of our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our online subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for an online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or regain and maintain profitability.

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

We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, BuyGay.com, Out.com and Advocate.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu or .mobi, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:

•	comply with a law passed in New Jersey in January 2008, or other similar laws which may be passed in the future, requiring us to conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states recently passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example, by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing on some of our websites and through some of the businesses we acquired from LPI which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers was stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that allegedly were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. In April 2007, the court lifted the stay on enforcement against secondary producers. Additionally, in June 2007, the DOJ issued new proposed regulations to implement the Walsh Act and amended CPO Act. The public comment period for the proposed regulations closed in September 2007. It is anticipated that these new proposed regulations will be challenged in court on various constitutional grounds and that another stay against enforcement of these regulations will be sought. In October 2007, the Sixth Circuit Court of Appeals ruled that the CPO Act was unconstitutional. The DOJ appealed that decision in January 2008. If the FBI continues to inspect businesses that are allegedly secondary producers and there are no legal challenges to the CPO Act, the Walsh Act or the new regulations purporting to implement these acts, or if these challenges are unsuccessful, we may be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscriber growth.

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

Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. In July 2007, we closed our office in Argentina, as a result of which the number of customer service representatives and the hours of customer service representation were reduced. If due to this reduction or otherwise we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot guarantee that email and telephone call volumes will not exceed our present system or staffing capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.

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

We have used stock options and other long-term incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities have adopted regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has adopted changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq Stock Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, consider changes to our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, our management is required on an ongoing basis to perform an evaluation of our internal control over financial reporting. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting has required, and will continue to require, the commitment of significant financial and managerial resources. If we fail to timely complete these evaluations, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Our stock price may be volatile and you may lose all or a part of your investment.

Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through February 15, 2008, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $3.93 to $136.00 per share, after giving effect to our recently completed one-for-ten reverse stock split. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.

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

We are headquartered in San Francisco, California and currently lease approximately 56,000 square feet at our headquarters facility. Our lease runs through 2012 and we have an option to terminate the lease effective January 2010 with proper notice for a fee. We also lease additional offices in Los Angeles, out of which we operate many of the functions supporting our publishing segment, and in New York, out of which we operate our advertising sales and support for both of our segments. We believe that our existing facilities are adequate to meet current requirements. We believe that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “LGBT.” Public trading of our common stock commenced in October 2004 and there was no public market for our stock prior to that time. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low

2006
First Quarter	$102.70	$73.70
Second Quarter	100.70	64.70
Third Quarter	79.50	26.60
Fourth Quarter	48.60	30.40
2007
First Quarter	$51.90	$33.00
Second Quarter	35.20	8.60
Third Quarter	23.30	11.80
Fourth Quarter	13.24	5.41

On February 29, 2008, the closing sales price of our common stock was $3.88 per share.

As of February 29, 2008, there were approximately 209 holders of record of our common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.

We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, Part III.

Repurchases of Equity Securities

(d)
			(c)	Maximum Number
			Total	(or Approximate
	(a)		Number of	Dollar Value) of
	Total	(b)	Shares Purchased	Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced	Under the Plans
Period	Purchased(1)	per Share	Plans or Programs	or Programs

October 1, 2007 — October 31, 2007	—	$—	—	—
November 1, 2007 — November 30, 2007	—	—	—	—
December 1, 2007 — December 31, 2007	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 6.	Selected Financial Data

The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data as of December 31, 2006 and 2007 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2004, and the balance sheet data as of December 31, 2003, 2004 and 2005 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2004	2005	2006(1)	2007(1)
	(In thousands, except per share amounts)

Revenue:
Advertising services	$4,626	$6,541	$11,724	$26,479	$25,555
Subscription services	12,727	16,775	21,135	24,447	21,901
Transaction services	1,746	1,646	2,732	7,830	5,557

Total revenue	19,099	24,962	35,591	58,756	53,013

Operating costs and expenses:(*)
Cost of revenue	6,696	8,068	11,964	26,744	29,886
Sales and marketing	6,554	8,806	11,088	15,592	16,266
General and administrative	4,242	5,182	7,036	11,690	15,122
Restructuring	—	—	—	791	630
Depreciation and amortization	2,030	2,457	3,460	5,187	6,723
Impairment of goodwill and intangible assets	—	—	—	—	25,914

Total operating costs and expenses	19,522	24,513	33,548	60,004	94,541

Income (loss) from operations	(423)	449	2,043	(1,248)	(41,528)
Interest expense	(193)	(1,077)	(238)	(1,189)	(1,972)
Other income, net	13	116	1,142	573	531

Income (loss) from continuing operations before income taxes	(603)	(512)	2,947	(1,864)	(42,969)
(Benefit) provision for income taxes	149	25	207	45	(6)

Income (loss) from continuing operations	(752)	(537)	2,740	(1,909)	(42,963)
Accretion on redeemable convertible preferred stock	(1,729)	(1,402)	—	—	—
Loss from discontinued operations, net of taxes	—	—	—	(1,801)	(8,207)

Net earnings (loss) attributable to common stockholders	$(2,481)	$(1,939)	$2,740	$(3,710)	$(51,170)

Net earnings (loss) per share:
Basic	$(15.31)	$(4.01)	$1.60	$(2.14)	$(17.79)

Diluted	$(15.31)	$(4.01)	$1.51	$(2.14)	$(17.79)

Weighted-average shares used to compute net earnings:
Basic	162	484	1,712	1,733	2,876

Diluted	162	484	1,819	1,733	2,876

(*) Stock-based compensation is allocated as follows (see Note 10):
Cost of revenue	$502	$565	$177	$67	$198
Sales and marketing	419	556	254	40	40
General and administrative	676	1,013	568	180	506

Total stock-based compensation	$1,597	$2,134	$999	$287	$744

	As of December 31,
	2003	2004	2005	2006(1)	2007(1)
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$2,282	$43,128	$18,461	$9,674	$8,534
Working capital (deficit)	(2,804)	39,209	14,761	7,144	8,298
Total assets	10,929	59,208	77,338	93,589	41,352
Long-term liabilities	545	2,241	10,636	12,647	4,076
Redeemable convertible preferred stock	41,413	—	—	—	—
Stockholders’ equity (deficit)	$(37,717)	$48,764	$53,052	$51,145	$24,909

(1)	2006 and 2007 data reflects the impact of the acquisition of LPI.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2007, should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, and contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a leading media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through a variety of products and services including online and print media properties, and other goods and services.

As a result of further integrating our various businesses, our executive management team, and our financial and management reporting systems during fiscal 2006, we began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through our RSVP Productions, Inc. (“RSVP”) brand and by our consolidated affiliate, PNO DSW Events, LLC (“DSW”). We sold substantially all the assets of RSVP in December 2007 and sold our interest in DSW in March 2007. As a result of these divestitures and our decision to exit the Travel and Events business, we have two segments remaining as of December 31, 2007: Online and Publishing. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP and DSW in discontinued operations within the consolidated financial statements.

Our Online segment consists of our LGBT-focused websites, most notably Gay.com, PlanetOut.com, Advocate.com and Out.com which provide revenues from advertising services and subscription services. Our Online segment also includes our transaction-based websites, including BuyGay.com, which generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, CDs and DVDs.

Our Publishing segment includes the operations of our print media properties including the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. Our Publishing segment also generates revenue from newsstand sales of our various print properties and our book publishing businesses, Alyson and Publishers Distributing Co. (“PDC”).

In July 2007, we closed a private placement financing with a group of accredited and institutional investors and received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock at a price of $11.50 per share. We realized net proceeds of approximately $24.0 million from the private placement after deducting fees payable to the placement agent and other transaction costs.

On January 14, 2008, we announced that we have retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company.

Executive Operating and Financial Summary

Our total revenue was $53.0 million in fiscal 2007, decreasing 10% from our prior year’s revenue of $58.8 million, due primarily to decreases in our subscription and transaction services revenue.

Total operating costs and expenses were $94.5 million in fiscal 2007, increasing 58% from the prior year total of $60.0 million. These increases were primarily due to impairment charges to goodwill of $21.5 million and impairment charges to intangible assets of $4.4 million. Operating costs and expenses also increased due to increased marketing costs related to direct-mail campaigns for our print properties, severance charges related to the departure of our former President and Chief Operating Officer and our former Chief Technology Officer, increased legal expenses, increased costs to integrate and re-architect the core technology platform of our websites and increased depreciation on capital expenditures as a result our on-going product development and compliance efforts.

Loss from operations was $41.5 million in fiscal 2007, compared to a loss from operations of $1.2 million in fiscal 2006. This increase in loss from operations was primarily the result of the impairment charges to goodwill and intangible assets, the other increases in operating costs and expenses noted above and the decrease in revenue noted above.

We expect that revenue will decrease slightly in fiscal 2008 in comparison to fiscal 2007, primarily as a result of the planned divestiture of the SpecPub Inc. asset group and an anticipated decrease in online subscription services revenue.

We expect our operating loss will decrease in fiscal 2008 in comparison to fiscal 2007, due to non-recurrence in 2008 of the impairment charges recognized in fiscal 2007. However, we expect to incur additional expenses in re-designing our technological architecture, rewriting our web applications and rebuilding our technology platform and networks during fiscal 2008.

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

Comparison of the year ended December 31, 2006 to the year ended December 31, 2007 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%

Online revenue:
Advertising services	$11,116	$9,365	$(1,751)	(16)%
Subscription services	18,378	16,476	(1,902)	(10)%
Transaction services	2,129	1,191	(938)	(44)%

Total online revenue	31,623	27,032	(4,591)	(15)%

Online direct operating costs and expenses:
Cost of revenue	10,240	12,673	2,433	24%
Sales and marketing	10,236	9,296	(940)	(9)%

Total online direct operating costs and expenses	20,476	21,969	1,493	7%

Online contribution margin	$11,147	$5,063	$(6,084)	(55)%

Online revenues decreased as a result of a reduction in the number of online subscribers to our Gay.com website, a decrease in sales of products on our transaction-based website properties and a reduction in our national and local advertising sales due in part to turnover in our digital sales staff. Online cost of revenue increased primarily as a result of increased costs to integrate and re-architect the core technology platform of our websites, and, to a lesser extent, increased severance and other costs related to the departure of our former Chief Technology Officer. Online sales and marketing expenses decreased as a result of decreased spending on advertising during fiscal 2007.

For fiscal 2008, we expect that online revenue will decrease from fiscal 2007 as a result of anticipated additional reductions in the number of online subscribers and reductions in online revenues contributed by the SpecPub Inc. assets group, which we plan to divest ourselves of within the next twelve months. We expect that online cost of revenue will increase as we continue to re-architect our core technology platform of our websites, partially offset by reductions in online cost of revenue contributed by the SpecPub Inc. asset group. For fiscal 2008, we expect that sales and marketing expenses may vary with the comparable prior year period depending on the timing of planned advertising to coincide with certain product development milestones.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2006 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2005	2006	$	%

Online revenue:
Advertising services	$9,043	$11,116	$2,073	23%
Subscription services	20,202	18,378	(1,824)	(9)%
Transaction services	1,611	2,129	518	32%

Total online revenue	30,856	31,623	767	2%

Online direct operating costs and expenses:
Cost of revenue	9,248	10,240	992	11%
Sales and marketing	10,358	10,236	(122)	(1)%

Total online direct operating costs and expenses	19,606	20,476	870	4%

Online contribution margin	$11,250	$11,147	$(103)	(1)%

The increase in online advertising services revenue was due, in part, to growth of the general online advertising industry and the incremental effect of certain online properties gained in the acquisition of LPI. The decrease in online subscription services revenue was primarily due to a reduction in online subscribers. The increase in online transaction services revenue was due primarily to the incremental effect of certain online properties gained in the acquisition of LPI.

The increase in online cost of revenue was primarily due to the incremental effect of certain online properties gained in the acquisition of LPI and an increase in expenses related to site operations and support infrastructure, offset partially by a decrease in stock-based compensation expense. The decrease in online sales and marketing expense was primarily due to a decrease in stock-based compensation expense and decreased advertising expenses related to our premium online subscription services, offset partially by an increase due to the incremental effect of certain online properties gained in the acquisition of LPI.

Publishing Segment

We derive publishing advertising revenue from advertisements placed in our print media properties including the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. We offer our customers five separate subscription services across our print media properties. Our publishing segment also generates revenue from newsstand sales of our various print properties and our book publishing businesses, including Alyson and PDC. We began the operations of our publishing segment with the magazine, book publishing and certain other properties gained in our acquisition of LPI in November 2005.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2007 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2006	2007	$	%

Publishing revenue:
Advertising services	$15,363	$16,190	$827	5%
Subscription services	6,069	5,425	(644)	(11)%
Transaction services	5,701	4,366	(1,335)	(23)%

Total publishing revenue	27,133	25,981	(1,152)	(4)%

Publishing direct operating costs and expenses:
Cost of revenue	16,504	17,213	709	4%
Sales and marketing	5,356	6,970	1,614	30%

Total publishing direct operating costs and expenses	21,860	24,183	2,323	11%

Publishing contribution margin	$5,273	$1,798	$(3,475)	(66)%

Publishing revenues decreased principally due to decreased newsstand sales of our magazines and books and decreases in revenue per subscriber in subscriptions to our magazines, partially offset by an increase in advertising services revenue as a result of increased page rates charged to our advertisers as a result of our circulation base growth. Publishing cost of revenue increased primarily due to increased prices for paper used in producing our magazines and due to increased mailing costs in the delivery of magazines to our subscribers. Publishing sales and marketing expenses increased primarily due to the increase in marketing costs related to direct-mail campaigns on most of our print properties.

For fiscal 2008, we expect that total publishing revenues will decrease from fiscal 2007 primarily as a result of reductions in publishing revenues contributed by the SpecPub, Inc. asset group and the effect of advertising sales migrating from print to online. We expect that publishing direct operating costs for fiscal 2008 will increase from fiscal 2007 primarily as a result of anticipated increases in sales and marketing expenses for direct mail campaigns, increased prices for paper used in producing our magazines and increases in mailing costs due to higher postage rates, partially offset by reductions in publishing direct operating costs contributed by the SpecPub Inc. asset group.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2006 (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)
	2005	2006	$	%

Publishing revenue:
Advertising services	$2,681	$15,363	$12,682	473%
Subscription services	933	6,069	5,136	550%
Transaction services	1,121	5,701	4,580	409%

Total publishing revenue	4,735	27,133	22,398	473%

Publishing direct operating costs and expenses:
Cost of revenue	2,716	16,504	13,788	508%
Sales and marketing	730	5,356	4,626	634%

Total publishing direct operating costs and expenses	3,446	21,860	18,414	534%

Publishing contribution margin	$1,289	$5,273	$3,984	309%

The increase in publishing revenue and direct operating costs and expenses in fiscal 2006 over fiscal 2005 resulted primarily from the incremental effect of operating of our publishing segment for a full year in fiscal 2006, compared to two months of operations in fiscal 2005.

Other Operating Costs and Expenses

Other operating costs and expenses include general and administrative costs (such as corporate management, human resources, finance and legal), restructuring, depreciation and amortization and impairment of goodwill and intangible assets. These other operating costs and expenses are not evaluated in the measurement of segment performance since segment managers do not have discretionary control over these costs and expenses.

General and Administrative.  General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $15.1 million for 2007, up 29% from the prior year. General and administrative expenses as a percentage of revenue were 29% for 2007, up from 20% in the prior year. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to increased compensation and employee related costs including severance and other costs related to the departure of our President and Chief Operating Officer in March 2007; increased legal expenses; and increased stock-based compensation expenses.

Our general and administrative expenses were $11.7 million for 2006, up 66% from the prior year. This increase was due to the incremental effect of the acquisition of LPI; increased compensation and employee related costs as a result of increases in headcount; other relocation and retention charges; and integration and other expenses associated with the acquisition of LPI such as increased legal and insurance expenses. General and administrative expenses as a percentage of revenue were 20% for both 2006 and 2005.

For fiscal 2008, we expect general and administrative expenses to decrease from fiscal 2007 primarily due to decreased compensation and employee related costs as a result of decreases in headcount and decreased legal costs.

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

In July 2007, our board of directors adopted and approved a reorganization plan to further align our resources with our strategic business objectives. As part of the plan, we closed our international offices located in Buenos Aires and London in order to streamline our business operations and reduce expenses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 15%. Restructuring costs of approximately $630,000, primarily related to employee severance benefits of approximately $500,000 and facilities consolidation expenses of approximately $130,000, were recorded during 2007. We completed this restructuring in the fourth quarter of 2007.

Depreciation and Amortization.  Depreciation and amortization expense was $6.7 million for fiscal 2007, up 30% from the prior year, due primarily to an increase in depreciation expense related to capital expenditures we have made in order to support our on-going online product development and compliance efforts. Amortization of intangible assets was $0.9 million due to intangible assets which we capitalized in connection with the acquisition of LPI. Depreciation and amortization as a percentage of revenue was 13% for 2007, up from 9% in the prior year. Depreciation and amortization expense was $5.2 million for fiscal 2006, up 50% from the prior year, due primarily to an increase in the amortization of intangible assets associated with the acquisition of LPI and increased capital expenditures to support our on-going online product development and compliance efforts. Amortization of intangible assets was $1.1 million due to intangible assets which we capitalized in connection with the acquisition of LPI. Depreciation and amortization as a percentage of revenue was 9% for 2006, down from 10% in the prior year.

For fiscal 2008, we expect depreciation and amortization expense will increase over fiscal 2007 as a result of capital investments to support our on-going online product development, and to integrate and re-architect the core technology platform of our websites.

Impairment of Goodwill and Intangible Assets.  During 2007, we recorded impairment charges to goodwill and to intangible assets of $21.5 million and $4.4 million, respectively. During the three months ended June 30, 2007, we recorded an estimated goodwill impairment charge of $21.1 million, primarily resulting from lower than expected advertising revenue related to our publishing segment which we believe resulted in a significant decrease in the trading price of our common stock and a corresponding reduction in our market capitalization. During the fourth quarter of 2007, we recorded an additional impairment charge to goodwill of $0.4 million related to the winding down of our international marketing efforts and the closure of our international offices in conjunction with our July 2007 restructuring plan. Also during the fourth quarter of 2007, we revised our second quarter impairment estimate as a result of the completion of an independent business valuation of certain of our intangible assets and recorded an additional impairment charge of $4.4 million to our intangible assets for the year ended December 31, 2007.

Other Income and Expenses

Interest Expense.  Interest expense was $2.0 million for fiscal 2007, an increase of 66% from the prior year, due primarily to increased interest expense on the Orix term and revolving loans entered into in September 2006, offset partially by a decrease in interest expense on the LPI note entered into in November 2005. Interest expense was $1.2 million for fiscal 2006, an increase of 400% from the prior year, due primarily to the issuance of the note payable in connection with the acquisition of LPI as well as the Orix term and revolving loans. In July 2007, we used a portion of the proceeds of our equity financing to repay, in full, our indebtedness obligations under loans from Orix, as well as our obligations under the LPI note. Interest expense for the year ended December 31, 2007 includes prepayment fees of $0.3 million, loan deferral fees of $0.2 million and $0.2 million for acceleration of the loan discount.

Other Income, Net.  Other income, net consists of interest earned on cash, cash equivalents, restricted cash and short-term investments as well as other miscellaneous non-operating transactions. Other income, net was $0.5 million for fiscal 2007, a decrease of 7% from the prior year, primarily due to decreased interest income during fiscal 2007 on our lower cash balance. Other income, net was $0.6 million for fiscal 2006, a decrease of 50% from the prior year, primarily due to decreased interest income during fiscal 2006 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.

Discontinued Operations

In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, we sold substantially all the assets of RSVP. As a result of the sale of our interest in DSW, the sale of substantially all the assets of RSVP and our decision to exit our Travel and Events businesses, we have reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements for the years ended December 31, 2006 and 2007 in accordance with FAS 144. We have reported the financial position of RSVP and DSW as assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2006. In addition, we have segregated the cash flow activity of RSVP and DSW from the consolidated statements of cash flows for the years ended December 31, 2006 and 2007. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment.

The results of discontinued operations for the years ended December 31, 2006 and 2007 were as follows (in thousands):

	Year Ended December 31, 2006			Year Ended December 31, 2007
	RSVP	DSW	Total	RSVP	DSW	Total

Total revenue	$9,158	$730	$9,888	$17,033	$2	$17,035
Operating costs and expenses:
Cost of revenue	8,369	92	8,461	18,737	—	18,737
Sales and marketing	1,317	435	1,752	1,525	37	1,562
General and administrative	890	131	1,021	262	1	263
Restructuring	—	—	—	19	—	19
Depreciation and amortization	419	—	419	286	—	286
Impairment of goodwill and intangible assets	—	—	—	4,400	—	4,400

Total operating costs and expenses	10,995	658	11,653	25,229	38	25,267

Income (loss) from operations	(1,837)	72	(1,765)	(8,196)	(36)	(8,232)
Other income (expense), net	8	(44)	(36)	25	—	25

Income (loss) from discontinued operations	$(1,829)	$28	$(1,801)	$(8,171)	$(36)	$(8,207)

The current and non-current assets and liabilities of discontinued operations of RSVP and DSW were as follows (in thousands):

	December 31, 2006
	RSVP	DSW	Total

Current assets of discontinued operations:
Accounts receivable	$374	$—	$374
Prepaid expenses and other current assets	7,172	27	7,199

	$7,546	$27	$7,573

Long-term assets of discontinued operations:
Property and equipment, net	$186	$—	$186
Goodwill	3,982	—	3,982
Intangible assets, net	2,369	—	2,369

	$6,537	$—	$6,537

Current liabilities of discontinued operations:
Accounts payable	$85	$6	$91
Accrued expenses and other liabilities	397	—	397
Deferred revenue, current portion	5,580	—	5,580

	$6,062	$6	$6,068

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

We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition.  We derive our revenue principally from the sale of premium subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one month to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered. We provide an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience. In January 2006, we began offering our customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21,

“Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we defer subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.

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

We record a full valuation allowance against our deferred tax assets due to uncertainties related to our ability to realize the benefit of our deferred tax assets primarily from our net operating losses. In the future, if we generate sufficient taxable income and we determine that we would be able to realize our deferred tax assets, an adjustment to the valuation allowance would impact the results of operations in that period.

Goodwill and Other Long-lived Assets.  Our long-lived assets include goodwill, intangibles, property and equipment. We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of our reporting units and our enterprise as a whole. We conduct our annual test as of December 1 each year. Future impairment losses may have a material adverse impact on our financial condition and results of operations.

We record an impairment charge on intangibles or long-lived assets to be held and used when we determine that the carrying value of these assets may not be recoverable and/or exceed their carrying value.

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

Stock-based compensation.  We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments granted after December 31, 2005 and prior to but not yet vested as of December 31, 2005, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to FAS 123R adoption, we accounted for stock-based payments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In anticipation of the impact of adopting FAS 123R, we accelerated the vesting of approximately 72,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by us of FAS 123R. Since we accelerated these shares and adopted FAS 123R using the modified prospective method, we did not record any one-time charges relating to the transition to FAS 123R and the consolidated financial statements for prior periods have not been restated to reflect, and do not include any impact of FAS 123R. As a result of FAS 123R, we expect to award restricted stock and restricted stock units or other compensation in lieu of or in addition to stock options.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. Management uses an estimate of future volatility for our stock based on our historical volatility and the volatilities of comparable companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. See Notes 1 and 10 of Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Income Taxes We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax assessment for years before 2004. State jurisdictions that remain subject to assessment range from 2003 to 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. Our effective tax rate differs from the federal statutory rate primarily due to increases in our deferred income tax valuation allowance.

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

Cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, and cash, cash equivalents and short-term investments, as reflected in the Consolidated Balance Sheets, are summarized in the table below:

	Year Ended December 31,
	2005	2006	2007
	(In thousands,
	except percentage of total assets)

Net cash provided by (used in):
Operating activities	$5,488	$(4,726)	$(7,916)
Investing activities	(29,499)	(14,761)	893
Financing activities	(639)	10,699	5,854
Effect of exchange rate on cash and cash equivalents	(17)	1	29

Net decrease in cash and cash equivalents	$(24,667)	$(8,787)	$(1,140)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$18,461	$9,674	$8,534
Short-term investments	—	2,050	—

Total cash, cash equivalents and short-term investments	$18,461	$11,724	$8,534

Percentage of total assets	23.9%	12.5%	20.6%

Cash used in operating activities for 2007 was $7.9 million, due primarily to our loss from continuing operations of $43.0 million and cash used in operating activities of discontinued operations of $1.1 million, partially offset by impairment of goodwill and intangible assets of $25.9 million, depreciation and amortization expense of $6.7 million, loss on disposal or write-off of property and equipment of $0.9 million, stock-based compensation expense of $0.7 million and a net decrease in operating assets and liabilities of $1.0 million. Cash used in operating activities for 2006 was $4.7 million, due primarily to our loss from continuing operations of $1.9 million, cash used in operating activities of discontinued operations of $4.4 million, an increase in accounts receivable of $3.2 million and an increase in prepaid expenses and other current assets of $1.6 million, partially offset by depreciation and amortization of $5.2 million and stock-based compensation expense of $0.3 million. Cash flow from operating activities for 2005 was $5.5 million, driven primarily by growth of our advertising services and subscription services businesses, and the incremental impact of the acquisition of LPI, offset by a $4.0 million increase in accounts receivable and a $0.7 million decrease in accounts payable.

Cash provided by investing activities for 2007 was $0.9 million, due primarily to sales of short-term investments of $2.1 million and a decrease in restricted cash of $2.7 million, offset partially by purchases of property and equipment of $3.8 million. Cash used in investing activities for 2006 was $14.8 million, due primarily to acquisitions of discontinued operations of $5.5 million, purchases of property and equipment of $4.5 million, purchases of short-term investments of $2.1 million and an increase in restricted cash of $2.9 million. Cash used in investing activities for 2005 was $29.5 million, of which $25.5 million was used for acquisitions of businesses, and

$4.0 million for capital assets. Investments in capital assets were comprised primarily of computer and office equipment and furniture and fixtures.

Net cash provided by financing activities for 2007 was $5.9 million, due primarily to the net proceeds from our equity financing of $24.0 million, partially offset by payment of note obligations of $10.2 million to Orix, payment of the LPI note of $7.1 million and $0.8 million for principal payments under capital lease obligations. Net cash provided by financing activities for 2006 was $10.7 million, due primarily to proceeds from issuance of notes payable of $10.5 million and proceeds from the repayment of a stockholder note receivable of $0.8 million, partially offset by $1.1 million for principal payments under capital lease obligations and notes payable. Net cash used by financing activities for 2005 was $0.6 million, consisting of $1.2 million for principal payments under capital lease obligations, partially offset by cash provided by the issuance of common stock related to employee stock option exercises of $0.6 million.

We expect that net cash provided by operating activities will be negative during 2008 and may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends, accounts receivable collections and inventory management.

In November 2005, we acquired substantially all of the assets of LPI for a purchase price of approximately $32.6 million which consisted of $24.9 million paid in cash and approximately $7.1 million in the form of a note to the sellers secured by the assets of SpecPub, Inc. and payable in three equal installments in May, August and November 2007, and the reimbursement of certain prepaid and other expenses of approximately $0.6 million. The LPI note was repaid in connection with the private placement financing in July 2007.

In September 2006, we entered into our Loan Agreement with Orix, which was amended in February 2007, May 2007 and June 2007. Pursuant to the Loan Agreement, we borrowed $7.5 million as a term loan and $3.0 million as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to lesser of $3.0 million, which we had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006 together with interest at an initial rate of prime plus 3%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The Loan Agreement contained certain financial ratios, financial tests and liquidity covenants. The loans were secured by substantially all of our assets and all of the outstanding capital stock of all of our subsidiaries, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note.

We entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with our failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, we, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, we also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the parties agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to our other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan for a deferral fee of $150,000. In July 2007, we completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock and used a portion of the proceeds to repay, in full, the LPI note, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees.

During 2007, we invested $4.3 million in property and equipment of which $0.5 million was financed through capital leases. 97% of this investment related to capitalized labor, hardware and software related to enhancements to our website infrastructure and features. For fiscal 2008, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.

Our capital requirements depend on many factors, including the level of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments or acquisitions and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts and for other general corporate activities.

Based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months, although we can provide no assurances in that regard. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. If we are unable to raise sufficient funds, we may need to reduce our planned operations. On January 14, 2008, we announced that we have retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. We are actively considering such strategic alternatives. We incurred a significant net loss in 2007 and expect to incur additional losses during 2008. We expect that raising additional financing will be very difficult, if it could be obtained at all. Accordingly, if we are unsuccessful in pursuing our strategic alternatives, we could be forced to engage in dispositions of assets or businesses on unfavorable terms, or consider curtailing or ceasing operations. In that event, we cannot provide any assurance that our assets will be sufficient to meet our liabilities.

Off-Balance Sheet Liabilities

We did not have any off-balance sheet liabilities or transactions as of December 31, 2007.

Other Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2007, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	2013 & After
	(In thousands)

Contractual obligations:
Capital lease obligations	$2,206	$1,011	$1,116	$79	$—
Operating leases	12,674	2,884	5,837	3,953	—

Total contractual obligations	$14,880	$3,895	$6,953	$4,032	$—

Capital Lease Obligations.  We hold property and equipment under noncancelable capital leases with varying maturities.

Operating Leases.  We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through December 31, 2012. Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under operating lease arrangements. The amounts presented are consistent with the contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Seasonality and Inflation

We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, print and online advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of FAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of FAS 160.

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

PlanetOut Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PlanetOut Inc.:

We have audited the accompanying consolidated balance sheets of PlanetOut, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanetOut, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 10, 2008

PlanetOut Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$9,674	$8,534
Short-term investments	2,050	—
Restricted cash	2,854	167
Accounts receivable, net	8,963	6,868
Inventory	1,690	1,113
Prepaid expenses and other current assets	4,137	2,188
Current assets of discontinued operations	7,573	—
Current assets held for sale	—	1,795

Total current assets	36,941	20,665
Property and equipment, net	10,737	8,441
Goodwill	28,590	7,123
Intangible assets, net	9,763	1,870
Other assets	1,021	580
Long-term assets of discontinued operations	6,537	—
Long-term assets held for sale	—	2,673

Total assets	$93,589	$41,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,691	$1,338
Accrued expenses and other liabilities	3,310	2,491
Deferred revenue, current portion	8,989	5,760
Capital lease obligations, current portion	694	838
Notes payable, current portion net of discount	8,817	—
Deferred rent, current portion	228	264
Current liabilities of discontinued operations	6,068	—
Current liabilities related to assets held for sale	—	1,676

Total current liabilities	29,797	12,367
Deferred revenue, less current portion	1,474	1,089
Capital lease obligations, less current portion	1,504	984
Notes payable, less current portion and discount	8,100	—
Deferred rent, less current portion	1,569	1,401
Long-term liabilities related to assets held for sale	—	602

Total liabilities	42,444	16,443

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 1,763 and 4,096 shares issued and outstanding at December 31, 2006 and 2007, respectively	17	40
Additional paid-in capital	89,532	114,406
Accumulated other comprehensive loss	(122)	(85)
Accumulated deficit	(38,282)	(89,452)

Total stockholders’ equity	51,145	24,909

Total liabilities and stockholders’ equity	$93,589	$41,352

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)

Revenue:
Advertising services	$11,724	$26,479	$25,555
Subscription services	21,135	24,447	21,901
Transaction services	2,732	7,830	5,557

Total revenue	35,591	58,756	53,013

Operating costs and expenses:(*)
Cost of revenue	11,964	26,744	29,886
Sales and marketing	11,088	15,592	16,266
General and administrative	7,036	11,690	15,122
Restructuring	—	791	630
Depreciation and amortization	3,460	5,187	6,723
Impairment of goodwill and intangible assets	—	—	25,914

Total operating costs and expenses	33,548	60,004	94,541

Income (loss) from operations	2,043	(1,248)	(41,528)
Interest expense	(238)	(1,189)	(1,972)
Other income, net	1,142	573	531

Income (loss) from continuing operations before income taxes	2,947	(1,864)	(42,969)
(Benefit) provision for income taxes	207	45	(6)

Income (loss) from continuing operations	2,740	(1,909)	(42,963)
Loss from discontinued operations, net of taxes	—	(1,801)	(8,207)

Net income (loss)	$2,740	$(3,710)	$(51,170)

Net income (loss) per share from continuing operations:
Basic	$1.60	$(1.10)	$(14.94)

Diluted	$1.51	$(1.10)	$(14.94)

Loss per share from discontinued operations:
Basic	$—	$(1.04)	$(2.85)

Diluted	$—	$(1.04)	$(2.85)

Net income (loss) per share:
Basic	$1.60	$(2.14)	$(17.79)

Diluted	$1.51	$(2.14)	$(17.79)

Weighted-average shares used to compute income (loss) per share:
Basic	1,712	1,733	2,876

Diluted	1,819	1,733	2,876

(*) Stock-based compensation is allocated as follows (see Note 10):
Cost of revenue	$177	$67	$198
Sales and marketing	254	40	40
General and administrative	568	180	506

Total stock-based compensation	$999	$287	$744

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Common stock:
Balance, beginning of year	$17	$17	$17
Equity financing	—	—	23

Balance, end of year	17	17	40

Additional paid-in-capital:
Balance, beginning of year	88,387	88,333	89,532
Issuance of common stock for cash on exercise of options and warrants	552	461	71
Stock-based compensation, net of cancellations and tax effects of disqualifying dispositions	(687)	293	761
Issuance of common stock warrants in connection with debt issuance	—	445	—
Issuance of common stock warrants in connection with financial advisory services	—	—	185
Restricted stock withheld for taxes	—	—	(137)
Equity financing	—	—	23,994
Stock-based compensation upon acceleration of unvested options	81	—	—

Balance, end of year	88,333	89,532	114,406

Note receivable from stockholder:
Balance, beginning of year	(603)	(603)	—
Repayment of note receivable from stockholder	—	603	—

Balance, end of year	(603)	—	—

Unearned stock-based compensation:
Balance, beginning of year	(1,619)	—	—
Unearned stock-based compensation, net of cancellations	493	—	—
Amortization of unearned stock-based compensation, net of cancellations	600	—	—
Stock-based compensation upon acceleration of unvested options	526	—	—

Balance, end of year	—	—	—

Accumulated other comprehensive loss:
Balance, beginning of year	(106)	(123)	(122)
Foreign currency translation adjustment	(17)	1	37

Balance, end of year	(123)	(122)	(85)

Accumulated deficit:
Balance, beginning of year	(37,312)	(34,572)	(38,282)
Net income (loss)	2,740	(3,710)	(51,170)

Balance, end of year	(34,572)	(38,282)	(89,452)

Total stockholders’ equity	$53,052	$51,145	$24,909

Number of shares
Common stock:
Balance, beginning of year	1,694	1,725	1,763
Issuance of common stock upon exercise of options and warrants	31	16	14
Issuance of restricted stock	—	22	48
Forfeitures of restricted stock grants	—	—	(4)
Restricted stock withheld for taxes	—	—	(3)
Equity financing	—	—	2,278

Balance, end of year	1,725	1,763	4,096

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,740	$(3,710)	$(51,170)
Net loss from discontinued operations, net of tax		1,801	8,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,460	5,187	6,723
Impairment of goodwill and intangible assets	—	—	25,914
Non-cash services expense	—	—	185
Provision for doubtful accounts	112	219	211
Restructuring	—	19	203
Stock-based compensation, net of cancellation and tax effects	405	287	744
Stock-based compensation upon acceleration of vesting of unvested options	608	—	—
Amortization of debt discount	—	55	392
Amortization of deferred rent	256	(43)	(132)
Loss on disposal or write-off of property and equipment	71	46	940
Equity in net loss of unconsolidated affiliate	57	—	—
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	(4,067)	(3,152)	1,987
Inventory	(668)	(341)	263
Prepaid expenses and other assets	1,221	(1,629)	1,489
Accounts payable	(706)	357	(281)
Accrued expenses and other liabilities	1,201	560	(858)
Deferred revenue	798	(24)	(1,602)

Net cash provided by (used in) operating activities of continuing operations	5,488	(368)	(6,785)
Net cash used in operating activities of discontinued operations	—	(4,358)	(1,131)

Net cash provided by(used in)operating activities	5,488	(4,726)	(7,916)

Cash flows from investing activities:
Acquisitions, net of issuance of note payable and cash acquired	(25,546)	76	—
Acquisitions of discontinued operations, net of cash acquired	—	(5,479)	—
Purchases of property and equipment	(3,953)	(4,454)	(3,844)
(Purchases) sales of short-term investments	—	(2,050)	2,050
Changes in restricted cash	—	(2,854)	2,687

Net cash provided by (used in) investing activities	(29,499)	(14,761)	893

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	552	461	71
Proceeds from equity financing, net of transaction costs	—	—	24,017
Proceeds from repayment of note receivable from stockholder	—	843	—
Tax withholding payments reimbursed by restricted stock	—	—	(137)
Principal payments under capital lease obligations and notes payable	(1,191)	(1,105)	(18,097)
Proceeds from issuance of notes payable	—	10,500	—

Net cash provided by(used in)financing activities	(639)	10,699	5,854

Effect of exchange rate on cash and cash equivalents	(17)	1	29
Net decrease in cash and cash equivalents	(24,667)	(8,787)	(1,140)
Cash and cash equivalents, beginning of period	43,128	18,461	9,674

Cash and cash equivalents, end of period	$18,461	$9,674	$8,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$1,189	$1,972

Cash paid (refund received) for taxes	$172	$177	$(59)

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$113	$2,525	$461

Unearned stock-based compensation	$493	$—	$—

Issuance of note payable in connection with acquisition	$7,075	$—	$—

Issuance of common stock warrants in connection with debt issuance	$—	$445	$—

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000. The Company, together with its subsidiaries, is a leading media and entertainment company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through a wide variety of products and services, including online and print media properties, and other goods and services.

The Company’s online media properties include the leading LGBT-focused websites Gay.com, PlanetOut.com, Advocate.com and Out.com. The Company’s print media properties include the magazines The Advocate, Out, The Out Traveler and HIVPlus, among others. The Company also offers its customers access to specialized products and services through its transaction-based websites, including BuyGay.com, that generate revenue through sales of products and services of interest to the LGBT community, such as fashion, books, CDs and DVDs. The Company also generates revenue from newsstand sales of its various print properties.

In March 2006, the Company acquired substantially all of the assets of RSVP Productions, Inc. (“RSVP”), which the Company operated as a wholly-owned subsidiary. On December 14, 2007, the Company completed the sale of substantially all the assets of RSVP. As a result of this sale and the Company’s decision to exit the Travel and Events business, the results of operations and financial position of RSVP are reported in discontinued operations within the consolidated financial statements. See Note 14, “Discontinued Operations.”

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities in which the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. The Company recognizes minority interest for subsidiaries or variable interest entities where it owns less than 100 percent of the equity of the subsidiary. The recording of minority interest eliminates a portion of operating results equal to the percentage of equity it does not own. The Company discontinues allocating losses to the minority interest when the minority interest is reduced to zero.

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

As a result of the Company experiencing significant losses and net cash used in its operating activities in each of the last two years and its anticipating a significant loss and additional cash to be used in the next twelve months, the Company has carefully assessed its anticipated cash needs for the next twelve months. The Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs. Although the Company believes that it has sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern.

Reverse Stock Split

Following the receipt of stockholder approval for a reverse stock split at the special meeting of stockholders held on August 29, 2007, the Company’s board of directors set the ratio of the reverse stock split of the Company’s common stock at one-for-ten. The reverse stock split became effective on October 1, 2007, when the Company filed

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amendment to its certificate of incorporation. As a result of the reverse stock split, every ten shares of the Company’s common stock were combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and stockholders who would have been entitled to fractional shares received cash in lieu of fractional shares. The number of shares subject to the Company’s outstanding options and warrants was reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants will be increased in direct proportion to the reverse stock split ratio. All references to share and per-share data for all periods presented have been adjusted to give effect to the reverse stock split.

Reclassifications

Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net income (loss) or net income (loss) per share of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectibility of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the reserve for inventory obsolescence, the determination of the fair market value of its common stock, the valuation and useful life of its capitalized software and long-lived assets, impairment analysis of goodwill and intangible assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash as of December 31, 2007 consists of $167,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York. Restricted cash as of December 31, 2006 consisted of $160,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s offices in New York and $2,694,000 relating to a lease agreement with a cruise line securing future deposit commitments required under that agreement which was applied against the commitments for future deposits in February 2007.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the United States, Europe and Argentina. Deposits in the United States may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s investments are financially credit worthy and, accordingly, minimal credit risk exists with respect to those investments.

The Company’s accounts receivable are derived primarily from advertising customers. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. In 2005, 2006 and 2007, no single customer accounted for 10% or more of the Company’s revenue or net accounts receivable.

Foreign Currency Translation

The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income, net in the consolidated statements of operations and for 2005, 2006 and 2007 have not been significant.

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

Internal Use Software and Website Development Costs

The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company begins to capitalize costs when the preliminary project stage has been completed and technological and economical feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. For 2005, 2006 and 2007 the Company capitalized $2.0 million, $2.1 million and $2.1 million, respectively.

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

The Company determined that it had one reporting unit through December 31, 2006. On January 1, 2007, the Company determined that it had four reporting units and began operating in three segments. During the fourth quarter of 2007, the Company divested itself of its Travel and Events business, and is currently operating in two segments, with three reporting units.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that a reporting unit’s carrying amount exceeds its fair value. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred, primarily due to lower advertising revenue than expected related to the Company’s publishing segment and lower revenue than expected related to the Company’s Travel and Events business which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. As a result of this triggering event, the Company conducted the first step of its goodwill impairment test and determined that goodwill had been impaired. Accordingly, the Company conducted the second step of its impairment test to measure the impairment and recorded an estimated impairment charge to goodwill in the amount of $21.1 million in operating expenses of continuing operations during the three months ended June 30, 2007.

The Company performed its annual test as of December 31, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting units exceeded their carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an additional triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. As a result of the winding down of the Company’s international marketing efforts and the Company’s closure of its international offices in conjunction with the July 2007 restructuring plan, the Company recognized an additional goodwill impairment charge of $0.4 million in operating expenses of continuing operations in the fourth quarter of 2007.

An additional impairment charge of $4.0 million related to the Travel and Events business is reflected under discontinued operations during 2007. See Note 14, “Discontinued Operations.”

Intangible Assets and Other Long-Lived Assets

The Company accounts for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company records an impairment

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge on intangibles or long-lived assets to be held and used when it determines that the carrying value of these assets may not be recoverable and/or exceed their carrying value. Based on the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate that it determines to be commensurate with the risk inherent in its business model. These estimates of cash flow require significant judgment based on the Company’s historical results and anticipated results and are subject to many factors.

Revenue Recognition

The Company’s revenue is derived principally from the sale of premium online subscription services, magazine subscriptions, banner and sponsorship advertisements, magazine advertisements and transactions services. Premium online subscription services are generally for a period of one to twelve months. Premium online subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. Deferred magazine subscription revenue results from advance payments for magazine subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are delivered. The Company provides an estimated reserve for magazine subscription cancellations at the time such subscription revenues are recorded. Newsstand revenues are recognized based on the on-sale dates of magazines and are recorded based upon estimates of sales, net of product placement costs paid to resellers. Estimated returns from newsstand revenues are recorded based upon historical experience. In January 2006, the Company began offering its customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the Company defers subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium online subscription services and magazine subscriptions.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Costs related to advertising and promotion are charged to sales and marketing expense as incurred except for direct-response advertising costs which are amortized over the expected life of the subscription, typically a twelve month period. Direct-response advertising costs consist primarily of production costs associated with direct-mail promotion of magazine subscriptions. As of December 31, 2006 and 2007, the balance of unamortized direct-response advertising costs was $1,540,000 and $952,000, respectively, and is included in prepaid expenses and other current assets. Total advertising costs in 2005, 2006 and 2007 were $3,260,000, $3,086,000 and $2,363,000, respectively.

Sales Returns and Allowances

The Company accrues an estimated amount for sales returns and allowances in the same period that the related revenue is recorded based on historical information, adjusted for current economic trends. To the extent actual returns and allowances vary from the estimated experience, revisions to the allowance may be required. Significant management judgments and estimates are made and used in connection with establishing the sales and allowances reserve in any accounting period. As of December 31, 2006 and 2007, the provision for sales returns and allowances included in accounts receivable, net was $1,049,000 and $541,000, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2006 and 2007 the allowance for doubtful accounts included in accounts receivable, net was $520,000 and $303,000, respectively.

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

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations during the years ended December 31, 2006 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure (as amended)” (“FAS 148”) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the consolidated

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations for the years ended December 31, 2006 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures. In anticipation of the impact of adopting FAS 123R, the Company accelerated the vesting of approximately 72,000 shares subject to outstanding stock options in December 2005. The primary purpose of the acceleration of vesting was to minimize the amount of compensation expense recognized in relation to the options in future periods following the adoption by the Company of FAS 123R. Since the Company accelerated these shares, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax assessment for years before 2004. State jurisdictions that remain subject to assessment range from 2003 to 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.

Comprehensive Loss

Other comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statements of stockholders’ equity. For 2005, 2006 and 2007, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007

Numerator:
Net income (loss)	$2,740	$(3,710)	$(51,170)

Denominator:
Weighted-average shares used to compute basic EPS	1,712	1,733	2,876
Effect of dilutive securities:
Dilutive common stock equivalents	107	—	—

Dilutive potential common shares	107	—	—

Weighted-average shares used to compute diluted EPS	1,819	1,733	2,876

Net income (loss) per share:
Basic	$1.60	$(2.14)	$(17.79)

Diluted	$1.51	$(2.14)	$(17.79)

The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Common stock options and warrants	70	187	216

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of FAS 141R.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of FAS 160.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 2 —	Segment Information

As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements as described more fully in Note 14, “Discontinued Operations.” As of December 31, 2007, the Company has two segments remaining: Online and Publishing.

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by the Company’s Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. The Online segment includes the Company’s global online properties and websites. The Publishing segment consists of the Company’s print properties, primarily magazines and its book publishing businesses.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial performance of the Company’s operating segments (in thousands):

	Year Ended December 31, 2007
	Online	Publishing	Total

Revenue:
Advertising services	$9,365	$16,190	$25,555
Subscription services	16,476	5,425	21,901
Transaction services	1,191	4,366	5,557

Total revenue	27,032	25,981	53,013

Direct operating costs and expenses:
Cost of revenue	12,673	17,213	29,886
Sales and marketing	9,296	6,970	16,266

Total direct operating costs and expenses	21,969	24,183	46,152

Contribution margin	$5,063	$1,798	6,861

Other operating costs and expenses:
General and administrative			15,122
Restructuring			630
Depreciation and amortization			6,723
Impairment of goodwill			25,914

Total other operating costs and expenses			48,389

Loss from operations			(41,528)
Other expense, net			(1,441)
Benefit for income taxes			6
Loss from discontinued operations			(8,207)

Net loss			$(51,170)

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Online	Publishing	Total

Revenue:
Advertising services	$11,116	$15,363	$26,479
Subscription services	18,378	6,069	24,447
Transaction services	2,129	5,701	7,830

Total revenue	31,623	27,133	58,756

Direct operating costs and expenses:
Cost of revenue	10,240	16,504	26,744
Sales and marketing	10,236	5,356	15,592

Total direct operating costs and expenses	20,476	21,860	42,336

Contribution margin	$11,147	$5,273	16,420

Other operating costs and expenses:
General and administrative			11,690
Restructuring			791
Depreciation and amortization			5,187

Total other operating costs and expenses			17,668

Loss from operations			(1,248)
Other expense, net			(616)
Provision for income taxes			(45)
Loss from discontinued operations			(1,801)

Net loss			$(3,710)

	Year Ended December 31, 2005
	Online	Publishing	Total

Revenue:
Advertising services	$9,043	$2,681	$11,724
Subscription services	20,202	933	21,135
Transaction services	1,611	1,121	2,732

Total revenue	30,856	4,735	35,591

Direct operating costs and expenses:
Cost of revenue	9,248	2,716	11,964
Sales and marketing	10,358	730	11,088

Total direct operating costs and expenses	19,606	3,446	23,052

Contribution margin	$11,250	$1,289	12,539

Other operating costs and expenses:
General and administrative			7,036
Depreciation and amortization			3,460

Total other operating costs and expenses			10,496

Income from operations			2,043
Other income, net			904
Provision for income taxes			(207)

Net income			$2,740

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by reportable segments were as follows (in thousands):

	December 31,
	2006	2007
	(In thousands)

Total assets by reportable segment:
Online	$33,149	$24,105
Publishing	45,409	17,247
Travel and Events	15,031	—

	$93,589	$41,352

Note 3 —	Goodwill and Intangible Assets

Goodwill

The Company records as goodwill the excess of the purchase price of net tangible and intangible assets acquired over their estimated fair value. Goodwill is not amortized. In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, applying a fair-value based test. The Company conducts its annual impairment test as of December 1 of each year, and between annual tests if a triggering event occurs. During the three months ended June 30, 2007, the Company determined that a triggering event had occurred in May 2007, primarily due to lower advertising revenue than expected related to the Company’s publishing segment and lower than expected revenue related to the Company’s Travel and Events business which the Company believes resulted in a significant decrease in the trading price of the Company’s common stock and a corresponding reduction in its market capitalization. As a result of this triggering event, the Company conducted the first of its goodwill impairment test and determined that goodwill had been impaired. Accordingly, the Company conducted the second step of its impairment test to measure the impairment and recorded an estimated impairment charge to goodwill in the amount of $21.1 million in operating expenses of continuing operations during the three months ended June 30, 2007.

The Company performed its annual test as of December 31, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting units exceeded their carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if an additional triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. As a result of the winding down of the Company’s international marketing efforts and the Company’s closure of its international offices in conjunction with the July 2007 restructuring plan, the Company recognized an additional goodwill impairment charge of $0.4 million in operating expenses of continuing operations the fourth quarter of 2007.

During the fourth quarter of 2007, the Company divested itself of its Travel and Events business, and is currently operating in two segments, with three reporting units. An additional impairment charge of $4.0 million related to the Travel and Events business is included in the Company’s loss from discontinued operations. See Note 14, “Discontinued Operations.”

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in the Company’s goodwill during the year ended December 31, 2007 by reportable segment is as follows (in thousands):

	December 31,			December 31,
Acquisition	2006	Adjustments	Impairment	2007

Online	$3,403	$—	$(415)	$2,988
Publishing	25,187	48	(21,100)	4,135

	$28,590	$48	$(21,515)	$7,123

Adjustments to goodwill during the year ended December 31, 2007 resulted primarily from purchase price adjustments related to transaction costs and deferred revenue. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination.

Intangible Assets

The components of acquired intangible assets are as follows (in thousands):

	December 31, 2006			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer lists and user bases	$8,678	$4,615	$4,063	$4,809	$4,809	$—
Tradenames	8,040	2,340	5,700	4,210	2,340	1,870
Other intangible assets	726	726	—	726	726	—

	$17,444	$7,681	$9,763	$9,745	$7,875	$1,870

Intangible assets subject to amortization consist of customer lists and user bases with amortization periods of one to six years. As of December 31, 2006, the weighted-average useful economic life of customer lists and user bases being amortized was 4.8 years. During 2006 and 2007, the Company did not record amortization expense on its tradenames which it considers to be indefinitely lived assets. Aggregate amortization expense for intangible assets totaled $191,000, $1,146,000 and $927,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The net carrying amount of customer lists and user bases and tradenames related to the SpecPub asset group that have been classified as assets held for sale as of December 31, 2007 totaled $1,187,000 and $1,380,000, respectively, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.” The net carrying amount of customer lists and user bases and tradenames related to RSVP that have been classified as discontinued operations totaled $1,429,000 and $940,000 as of December 31, 2006, respectively, as described more fully in Note 14, “Discontinued Operations.”

Also during the fourth quarter of 2007, in conjunction with its estimate to measure goodwill impairment in the second quarter of 2007, the Company recorded an impairment charge in operating expenses of continuing operations to its customer lists and user bases and tradenames of $1.9 million and $2.5 million, respectively, as a result of the completion of an independent business valuation of the intangible assets of its LPI reporting unit.

An additional impairment charge of $0.4 million related to the Travel and Events business is included in the Company’s loss from discontinued operations. See Note 14, “Discontinued Operations.”

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“FAS 144”) have been met, that material asset or asset group is reclassified on the condensed consolidated balance sheet as held for sale and recorded at the lower of its carrying amount or fair value less cost to sell.

In June 2007, management, with the authority to approve the action, committed to a plan to sell the assets and liabilities related to its SpecPub, Inc. asset group. The Company is actively marketing the asset group and expects to complete the sale within the next twelve months.

In accordance with FAS 144, the assets and liabilities related to the SpecPub, Inc. asset group have been classified as assets held for sale and liabilities related to assets held for sale. The results of the SpecPub, Inc. asset group are not recorded as discontinued operations because the primary operations of the SpecPub, Inc. asset group are part of a larger cash-flow-generating product group in the Company’s publishing segment and do not represent a separate reporting unit or component as defined by FAS 144. The carrying amounts of the major classes of assets and liabilities related to assets held for sale as of December 31, 2007 are as follows (in thousands):

Current assets held for sale:
Accounts receivable, net	$977
Inventory	314
Prepaid expenses and other current assets	504

$1,795

Long-term assets held for sale:
Property and equipment, net	$54
Intangible assets, net	2,567
Other assets	52

$2,673

Current liabilities related to assets held for sale:
Accounts payable	$74
Accrued expenses and other liabilities	161
Deferred revenue, current portion	1,434
Capital lease obligations, current portion	7

$1,676

Long-term liabilities related to assets held for sale:
Deferred revenue, less current portion	$578
Capital lease obligations, less current portion	24

$602

Note 5 —	Other Balance Sheet Components

The Company’s other balance sheet components noted in this footnote exclude the assets and liabilities of the SpecPub group that have been classified as assets and liabilities related to assets held for sale on the consolidated balance sheet as of December 31, 2007 as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.” The Company’s other balance sheet components noted in this footnote also exclude the assets and liabilities of RSVP and DSW which have been reported as discontinued operations on the consolidated balance sheet as of December 31, 2006 as described more fully in Note 14, “Discontinued Operations.”

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2006	2007
	(In thousands)

Accounts receivable:
Trade accounts receivable	$7,033	$10,532	$7,712
Less: Allowance for doubtful accounts	(259)	(520)	(303)
Less: Provision for returns	(744)	(1,049)	(541)

	$6,774	$8,963	$6,868

In 2005, 2006 and 2007, the Company provided for an increase in the allowance for doubtful accounts of $287,000, $1,824,000 and $1,439,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $87,000, $1,563,000 and $1,458,000, respectively. The allowance for doubtful accounts related to the SpecPub asset group that has been classified as assets held for sale as of December 31, 2007 totaled $198,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

In 2005, 2006 and 2007, the Company provided for an increase in the provision for returns of $839,000, $4,589,000 and $4,309,000, respectively, and wrote-off accounts receivable against the provision for returns totaling $95,000, $4,284,000 and $4,545,000, respectively. The provision for returns related to the SpecPub asset group that has been classified as assets held for sale as of December 31, 2007 totaled $272,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,
	2005	2006	2007
	(In thousands)

Inventory
Materials for future publications	$415	$370	$375
Finished goods available for sale	1,019	1,386	788

	1,434	1,756	1,163
Less: reserve for obsolete inventory	(85)	(66)	(50)

	$1,349	$1,690	$1,113

In 2005, 2006 and 2007, the Company provided for an increase in the provision for obsolete inventory of $87,000, $34,000 and $74,000, respectively, and wrote-off inventory against the reserve for obsolete inventory totaling $2,000, $53,000 and $50,000, respectively. The provision for obsolete inventory related to the SpecPub asset group that has been classified as assets held for sale as of December 31, 2007 totaled $40,000, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.”

	December 31,
	2006	2007
	(In thousands)

Property and equipment:
Computer equipment and software	$13,694	$10,364
Furniture and fixtures	1,202	1,082
Leasehold improvements	2,245	2,299
Website development costs	6,855	6,453

	23,996	20,198
Less: Accumulated depreciation and amortization	(13,259)	(11,757)

	$10,737	$8,441

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, 2006 and 2007, the Company recorded depreciation and amortization expense of property and equipment of $3,269,000, $4,005,000 and $5,499,000, respectively. In 2005, 2006 and 2007, the Company recorded non-cash impairment charges of zero, zero and $665,000, respectively.

	December 31,
	2006	2007
	(In thousands)

Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,163	$1,422
Other accrued liabilities	2,147	1,069

	$3,310	$2,491

Note 6 —	Notes Payable

The Company’s notes payable, net of discounts were comprised of the following:

December 31,
2006
(In thousands)

Notes payable to vendors	$47
LPI note	7,075
Orix term loan	7,187
Orix revolving loan	3,000

17,309
Less: discount	(392)

16,917
Less: current portion, net of discount	8,817

Notes payable, less current portion and discount	$8,100

In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI Media, Inc. and related entities (“LPI”) in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. In July 2007, the Company paid the LPI note in full. The note bore interest at a rate of 10% per year, payable quarterly and in arrears. In 2005, 2006 and 2007 the Company recorded interest expense on the LPI note of $133,000, $708,000 and $331,000, respectively, in the consolidated statements of operations.

In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount was payable in four quarterly installments beginning in July 2006. The note was paid in full in June 2007.

In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007, May 2007 and June 2007 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to the lesser of $3,000,000, which the Company had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006, together with interest at an initial rate of prime plus 3%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The loans were secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which were pledged as

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 12,000 shares of the common stock of the Company at an exercise price of $37.40. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and will be accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.

The Company and Orix entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, the Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the Company and Orix agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to the Company’s other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan for a deferral fee of $150,000. In July 2007, the Company completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of the Company’s common stock and used a portion of the proceeds to repay, in full, the LPI note, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees. As a result of the payment of the loans, the Company accelerated the accretion of the loan discount.

Note 7 —	Commitments and Contingencies

Operating Leases

The Company leases office space and equipment under noncancelable operating leases with various expiration dates through December 31, 2012. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases in 2005, 2006 and 2007, was $1,523,000, $2,634,000 and $2,570,000, respectively.

Future minimum payments under noncancelable operating lease agreements are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2008	$2,884
2009	2,957
2010	2,880
2011	2,887
2012	1,066

$12,674

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases

As of December 31, 2007, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Capital
Year Ending December 31,	Leases

2008	$1,003
2009	770
2010	329
2011	69
2012	2

Total minimum lease payments	2,173
Less: Amount representing interest	(351)

Present value of capital lease obligations	1,822
Less: Current portion	(838)

Long-term portion of capital lease obligations	$984

As of December 31, 2006 and 2007, the Company held property and equipment under capital leases with a cost of $5,851,000 and $3,740,000, respectively. The accumulated amortization on these assets was $3,719,000 and $2,166,000 as of December 31, 2006 and 2007, respectively. The capital leases related to the SpecPub asset group that have been classified as current liabilities related to assets held for sale and long-term liabilities related to assets held for sale as of December 31, 2007 totaled $7,000 and $24,000, respectively, as described more fully in Note 4, “Assets and Liabilities Related to Assets Held for Sale.” The property and equipment under capital leases related to the SpecPub asset group and the accumulated amortization on these assets that have been classified as long-term assets held for sale as of December 31, 2007 totaled $38,000 and $7,000, respectively.

Co-location Facility Agreement

The Company has co-location facility agreements with two third-party service providers which provide space for the Company’s network servers and committed levels of telecommunications bandwidth. The Company pays a minimum monthly fee of $35,000 for these services. In the event that bandwidth exceeds an allowed variance from committed levels, the Company pays for additional bandwidth at a set monthly rate. Future total minimum payments under these agreements are $236,000 for 2008.

Indemnification

In June 2001, the Company entered into an Indemnity Agreement with its President at that time pursuant to which the Company agreed to indemnify him for certain costs of defense and damages that might be awarded against him in a lawsuit brought against him and the Company, among others, by a former employee. Specifically, the Indemnity Agreement provided that the Company would indemnify its President for his reasonable costs of defense, generally limited to no more than $3,500 per month, and for that portion of any damages awarded against him, if any, in an amount to be determined at arbitration, that the trier of fact finds resulted from actions he took within the scope of his employment with OLP, a heritage company. The Company paid $13,000, zero and zero in 2005, 2006 and 2007 respectively, in connection with this indemnification. The lawsuit subject to this Indemnity Agreement was settled in January 2005, and no further material payments are expected under this agreement.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8 —	Related Party Transactions

Note Receivable

In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $51,000 and $9,000 was recognized in 2005 and 2006, respectively. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.

Note 9 —	Stockholders’ Equity

Stockholder Rights Plan

On January 4, 2007, the board of directors approved the adoption of a Stockholder Rights Plan (the “Rights Plan”). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of the Company. The dividend was paid on January 31, 2007 to the stockholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $30 per one one-thousandth of a Preferred Share, subject to adjustment. Each one one-thousandth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. The rights expire on January 4, 2017.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized with a par value of $0.001 per share, of which 100,000 shares are designated as Series A Junior Participating Preferred Stock. The Company had no preferred shares issued and outstanding at December 31, 2006 and 2007.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with the term loan agreement with Orix (see Note 6), the Company issued Orix a 7-year warrant to purchase up to 12,000 shares of the common stock of the Company at an exercise price of $37.40. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan. This discount was recognized as additional interest expense using the effective interest method over the life of the term loan, which was paid in full in July 2007. As a result of the payment of the term loan, the Company accelerated the accretion of the loan discount.

In May 2007, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of three years with respect to various matters. In consideration for Allen’s services, the Company issued a warrant to Allen to purchase 75,000 shares of the Company’s common stock at $16.90 per share, subject to certain anti-dilution provisions. The warrant vested immediately with respect to 37,500 shares and will vest with respect to 25,000 additional shares on the first anniversary of the date of issuance, with the remaining 12,500 shares vesting on the second anniversary of the date of issuance. The Company valued the warrant which vested on issuance at $485,000. The value of the remaining warrant is reassessed quarterly until vested in May 2008 and May 2009. The warrant expires in October 2017. In the year ended December 31, 2007, the Company recorded $185,000 of non-cash services expense associated with this warrant.

The value of the warrants was estimated by the Company using the Black-Scholes pricing model with the following assumptions:

	Orix Warrant	Allen Warrant

Expected lives (in years)	7.0	10.0
Risk free interest rates	4.56%	4.65%
Dividend yield	0%	0%
Volatility	105%	61%

Note 10 —	Stock-Based Plans

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan and in April 2001, the Company assumed the PlanetOut Corporation 1996 Stock Option Plan and PlanetOut Corporation (“POC”) 1996 Equity Incentive Plan (as part of the acquisition of POC). In January 2002, the Company adopted the PlanetOut Partners, Inc. 2001 Equity Incentive Plan. In April 2004, the Company adopted the 2004 Equity Incentive Plan and the 2004 Executive Officers and Directors Equity Incentive Plan (hereinafter collectively referred as the “Plans”). All of the plans, except for the 2004 Equity Incentive Plan, terminated upon the closing of the initial public offering (“IPO”), which does not affect the awards outstanding under those plans. The 2004 Equity Incentive Plan provides for the granting of stock options, stock purchase rights, stock bonus awards, restricted stock awards, restricted stock units, stock appreciation rights, phantom stock rights, and other similar equity based awards to employees, outside directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees and nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2007, the Company has reserved an aggregate of 250,000 shares of common stock for issuance under the 2004 Equity Incentive Plan and other plans.

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

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plans are generally exercisable at the date of grant with unvested shares subject to repurchase by the Company. To date, options outstanding under the Plans generally vest over two to four years.

The following is a summary of common stock option activity (in thousands, except per share amounts):

	Options Outstanding
				Weighted
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual Term	Intrinsic
	for Grant	Shares	Price	(In Years)	Value

Balances at December 31, 2004	107	220	$41.90
Additional shares reserved	55	—	—
Options granted	(46)	46	84.80
Options exercised	—	(24)	12.30
Options cancelled	(47)	(31)	71.60

Balances at December 31, 2005	69	211	50.30
Additional shares reserved	55	—	—
Restricted stock granted	(22)	—	—
Options granted	(5)	5	90.80
Options exercised	—	(16)	28.90
Options cancelled	2	(25)	89.20

Balances at December 31, 2006	99	175	47.72
Additional shares reserved	55	—	—
Restricted stock granted	(48)	—	—
Options exercised	—	(14)	4.60
Options cancelled	15	(32)	81.30

Balances at December 31, 2007	121	129	$45.00	5.3	$113

Vested and expected to vest at December 31, 2007		129	$44.89	5.2	$113

Options exercisable at December 31, 2007		129	$44.89	5.2	$113

Certain common stock option holders have the right to exercise unvested options subject to a repurchase right held by the Company, which generally lapses ratably over four years, at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about common stock options outstanding and exercisable as of December 31, 2007 (in thousands, except years and per share amounts):

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life (Years)	Price	Shares	Price

$ 0.00 - $ 14.66	64	4.5	$4.43	64	$4.43
$ 14.67 - $ 29.32	3	2.1	22.51	3	22.51
$ 29.32 - $ 58.64	3	3.5	40.70	3	40.70
$ 58.65 - $ 73.30	2	7.4	70.70	2	70.70
$ 73.31 - $ 87.96	18	7.7	82.88	18	82.88
$ 87.97 - $117.28	36	5.7	90.94	36	90.94
$117.29 - $146.30	3	3.1	135.51	3	135.51

	129	6.4	$45.00	129	$44.89

As of December 31, 2005 and 2006, the Company had 211,200 and 174,700 common stock options exercisable and outstanding with a weighted average exercise price of $50.30 and $47.72 per share, respectively.

All options granted were intended to be exercisable at a price per share not less than the fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these fair market values in good faith based on the best information available to the Board and the Company’s management at the time of grant.

Restricted Stock Grants

In August 2003, the Company issued 50,300 restricted shares of Series B at a purchase price of $7.70 per share to all employees as of July 31, 2003, with the exception of one executive officer, which vested over a term of two years beginning on the later of February 1, 2003 or the date of hire. As a result, the Company recorded unearned stock-based compensation for the estimated fair value of Series B at date of grant of $1,267,000, which was being amortized over the vesting period. The Company recorded stock-based compensation expense, net of cancellation of $2,000 associated with the issuance of these awards in 2005. As of December 31, 2006 and 2007, there were no common shares subject to repurchase by the Company at the original issuance price.

The Company grants restricted stock to employees and non-employee directors under the 2004 Equity Incentive Plan (the “Plan”). Restricted stock grants issued under the Plan generally vest in one to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. The Company records compensation expense for restricted stock grants based on the quoted market price of the Company’s stock at the grant date and amortizes the expense over the vesting period. During 2006 and 2007, the Company recorded approximately $367,000 and $713,000 of compensation expense related to restricted stock grants, respectively.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of and changes in the Company’s unvested shares of restricted stock related to its equity incentive plans is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Unvested at January 1, 2006	—	$—
Granted	22	63.70
Vested	(1)	66.70

Unvested at December 31, 2006	21	63.70
Granted	48	17.13
Vested	(16)	46.89
Forfeited	(4)	52.44

Unvested at December 31, 2007	49	$24.17

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and FAS 123, as amended by FAS 148. Effective January 1, 2006, the Company adopted FAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of FAS 123R.

Prior to adopting FAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in its statement of cash flows. FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the years ended December 31, 2006 and 2007, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.

Prior to the Company’s IPO, the fair value of each option grant was determined using the minimum value method prescribed by FAS 123. Subsequent to the offering, the fair value was determined using the Black-Scholes model stipulated by FAS 123. The Company did not grant any stock options during the year ended December 31, 2007. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company’s stock option awards for the years ended December 31, 2005 and 2006:

	Year Ended December 31,
	2005	2006

Common stock options:
Expected lives (in years)	5.0	7.0
Risk free interest rates	3.59 - 4.55%	4.32 - 4.57%
Dividend yield	0%	0%
Volatility	85%	75%

The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility from other equities comparable to the Company’s stock at the time of the grants. The Company’s computation of expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company’s results of operations for the year ended December 31, 2005 for employee stock option awards that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the year ended December 31, 2005 required under FAS 123 was as follows (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$2,740
Add: Employee stock-based compensation expense included in reported net income, net of tax	971
Less: Total employee stock-based compensation expense determined under fair value, net of tax	(3,815)

Pro forma net loss	$(104)

Net loss per share:
As reported — basic	$1.60

As reported — diluted	$1.51

Pro forma — basic	$(0.10)

Pro forma — diluted	$(0.10)

During the year ended December 31, 2004, the Company issued common stock options under the Plans at exercise prices below the fair value of the Company’s common stock at the date of grant. Accordingly, for such stock options issued to employees, the Company recorded deferred stock-based compensation of $3,406,000 of which the Company amortized $611,000 of stock-based compensation in 2005.

As described in Note 1, the Company accelerated the vesting of approximately 72,000 shares subject to outstanding stock options in December 2005. The Company recorded additional stock-based compensation expense upon the acceleration of $74,000 based on the additional intrinsic value of these options on the date of acceleration. Additionally, on the date of acceleration, the remaining balance of unamortized unearned stock-based compensation of these stock option grants of $526,000 was recorded as stock-based compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25” (“FIN 44”). As of December 31, 2005, the balance of unearned stock-based compensation was zero. The Company may recognize additional unearned stock-based compensation and stock-based compensation expense in the future if it grants additional stock or stock options. As a result of the acceleration of the stock options noted above, the impact of adopting FAS 123R was not material, to date, to the Company’s results of operations.

Stock-based Compensation Associated with Awards Granted to Nonemployees

During 2004, the Company granted 320 common stock options at an exercise price of $90.20 per share to consultants in consideration for their services rendered to the Company. In each reporting period, the Company recognizes stock-based compensation expense associated with options awarded to nonemployees as they vest and estimates their fair value based on the Black- Scholes option pricing model and its applicable assumptions at each reporting period. Accordingly, in 2005, 2006 and 2007, the Company recorded stock-based compensation expense totaling $27,000, zero and zero, respectively. The following assumptions were utilized: expected dividend yield of 0% for common stock; risk-free interest rate ranging from 4.06% to 4.60%; expected volatility ranging from 75% to 76%; and a remaining contractual life ranging from 7 to 10 years.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Cancellation and Regrant Program

In January 2002, the Company implemented an Option Cancellation and Regrant Program (the “Program”). The Program offered then current Company employees the opportunity to cancel certain common stock options with an exercise price in excess of $11.00 per share, in exchange for the Company’s promise to grant replacement common stock options in August 2002 at an exercise price equal to the fair value of the common stock on the grant date. The number of new common stock options would be at least equal to the common stock options cancelled. The Program resulted in the cancellation of 41,800 common stock options at a weighted-average exercise price of $106.70 per share and the grant, and on August 23, 2002, the grant of 152,400 common stock options at an exercise price of $4.40 per share.

Additionally, in January 2002, the Company issued to the participants of the Program, an aggregate of 23,900 Series D options at an exercise price of $40.70 per share. Of the total Series D options, a total of 15,500 Series D options (the “Replacement Awards”) are subject to variable plan accounting, as they were granted within 6 months and one day from the cancellation date of the original awards, as defined by FIN 44. Under FIN 44, the Company will remeasure the intrinsic value of the Replacement Awards until such options are exercised, forfeited or expire. Subsequently, in August 2003, a total of 9,300 Series D options were exercised. The Company recorded stock-based compensation benefits related to the Replacement Awards of $228,000, $146,000 and $20,000 in 2005, 2006 and 2007, respectively.

Note 11 —	Defined Contribution Plan

The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made at the discretion of the Board of Directors. Employer matching contributions were $94,000, $278,000 and $306,000 for 2005, 2006 and 2007, respectively.

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

In July 2007, the board of directors of the Company adopted and approved a reorganization plan to further align the Company’s resources with its strategic business objectives. As part of the plan, the Company closed its international offices located in Buenos Aires and London in order to streamline the Company’s business operations and reduce expenses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 15%. Restructuring costs of approximately $581,000, primarily related to employee severance benefits of approximately $451,000 and facilities consolidation expenses of approximately $130,000, were recorded during the three months ended September 30, 2007. During the fourth quarter of 2007, the Company recorded an adjustment to increase the cost of severance benefits by approximately $49,000. The Company completed this restructuring in the fourth quarter of 2007.

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes

The provision for income taxes is $207,000, $45,000 and ($5,700) in 2005, 2006 and 2007, respectively. The Company’s effective tax rate differs from the statutory rates, primarily due to no tax benefit for operating losses.

The following is a reconciliation of the difference between the applicable federal statutory rate and the actual provision for income taxes as a percentage of income (loss) before income taxes:

	Year Ended December 31,
	2005	2006	2007

Provision at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	1.82	(0.52)	—
Permanent differences	13.10	(1.26)	(0.09)
Change in valuation allowance	(44.24)	(33.48)	(34.03)
Other	2.34	0.03	0.13

Net tax provision	7.02%	(1.23)%	0.01%

The components of temporary differences which give rise to deferred taxes are (in thousands):

	Year Ended December 31,
	2005	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$12,708	$13,400	$24,502
Accruals, depreciation and amortization	1,581	2,106	12,147
Other	(298)	(289)	(632)

	13,991	15,217	36,017
Less: Valuation allowance	(13,991)	(15,217)	(36,017)

	$—	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation decreased by $1,055,000 in 2005, and increased by $1,226,000 and $20,800,000 in 2006 and 2007, respectively.

As of December 31, 2007, the Company had net operating loss carryforwards of $66,686,000 and $53,792,000 for federal and state net operating loss carryforwards, available to offset future taxable income which expire in varying amounts beginning in 2014 and 2010, respectively.

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

Note 14 —	Discontinued Operations

In an effort to simplify the Company’s business model, the Company discontinued its Travel and Events businesses during 2007. In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all of the assets of RSVP. As a result of the sale of the Company’s interest in DSW, the sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements for the years

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2006 and 2007 in accordance with FAS 144. The Company has reported the financial position of RSVP and DSW as assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2006. In addition, the Company has segregated the cash flow activity of RSVP and DSW from the consolidated statements of cash flows for the years ended December 31, 2006 and 2007. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment.

The results of discontinued operations for the years ended December 31, 2006 and 2007 were as follows (in thousands):

	Year Ended December 31, 2006			Year Ended December 31, 2007
	RSVP	DSW	Total	RSVP	DSW	Total

Total revenue	$9,158	$730	$9,888	$17,033	$2	$17,035
Operating costs and expenses:
Cost of revenue	8,369	92	8,461	18,737	—	18,737
Sales and marketing	1,317	435	1,752	1,525	37	1,562
General and administrative	890	131	1,021	262	1	263
Restructuring	—	—	—	19	—	19
Depreciation and amortization	419	—	419	286	—	286
Impairment of goodwill and intangible assets	—	—	—	4,400	—	4,400

Total operating costs and expenses	10,995	658	11,653	25,229	38	25,267

Income (loss) from operations	(1,837)	72	(1,765)	(8,196)	(36)	(8,232)
Other income (expense), net	8	(44)	(36)	25	—	25

Income (loss) from discontinued operations	$(1,829)	$28	$(1,801)	$(8,171)	$(36)	$(8,207)

The current and non-current assets and liabilities of discontinued operations of RSVP and DSW were as follows (in thousands):

	December 31, 2006
	RSVP	DSW	Total

Current assets of discontinued operations:
Accounts receivable	$374	$—	$374
Prepaid expenses and other current assets	7,172	27	7,199

	$7,546	$27	$7,573

Long-term assets of discontinued operations:
Property and equipment, net	$186	$—	$186
Goodwill	3,982	—	3,982
Intangible assets, net	2,369	—	2,369

	$6,537	$—	$6,537

Current liabilities of discontinued operations:
Accounts payable	$85	$6	$91
Accrued expenses and other liabilities	397	—	397
Deferred revenue, current portion	5,580	—	5,580

	$6,062	$6	$6,068

PlanetOut Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Subsequent Events

Issuance of Warrant

On January 14, 2008, the Company announced that it retained Allen & Company, LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and will vest with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting dates. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen agreed to surrender for cancellation the 75,000 share warrant previously issued to it in May 2007. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Retention and Severance Plan

In an effort to provide certain employees with an incentive to remain committed to the Company’s business while it is evaluating its strategic alternatives, on January 11, 2008, the Company’s Board of Directors adopted a retention and severance plan for certain of its management staff (the “Plan”). The retention component of the Plan provides for certain cash payments if the eligible participant remains with the Company through December 31, 2008 (or a pro rata portion thereof if such participant is terminated without cause prior to that date). In addition, the severance component of the Plan provides for certain cash payments in the event of termination without cause at any time, unless the participant receives employment or an offer of employment from a successor to the Company. The Company currently estimates that the adoption of the Plan, including both the retention and the severance components, may result in an additional expense to the Company in the range of approximately $500,000 to a maximum of approximately $1.3 million. The actual amounts will depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company, the timing and nature of any transaction resulting in a change of control and whether an acquirer chooses to retain the participant employees or to assume the Plan, and the actual expense may ultimately be lower than the range listed above.

Supplementary Data — Selected Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2007. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or future years.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands except per share amounts)

Revenue:
Advertising services	$5,347	$7,318	$6,386	$7,428	$5,323	6,742	7,296	6,194
Subscription services	6,270	6,321	5,831	6,025	5,646	5,695	5,393	5,167
Transaction services	1,822	2,018	1,823	2,167	1,393	1,301	1,037	1,826

Total revenue	13,439	15,657	14,040	15,620	12,362	13,738	13,726	13,187
Operating costs and expenses:(*)
Cost of revenues	6,415	6,769	6,221	7,339	6,851	8,019	7,079	7,937
Sales and marketing	3,788	3,867	3,777	4,160	4,106	4,065	4,126	3,969
General and administrative	2,900	2,872	2,845	3,073	4,307	3,969	3,683	3,163
Restructuring	—	834	58	(101)	—	—	581	49
Depreciation and amortization	1,183	1,174	1,192	1,638	1,617	1,757	1,703	1,646
Impairment of goodwill and intangible assets	—	—	—	—	—	21,100	—	4,814

Total operating costs and expenses	14,286	15,516	14,093	16,109	16,881	38,910	17,172	21,578

Income (loss) from operations	(847)	141	(53)	(489)	(4,519)	(25,172)	(3,446)	(8,391)
Interest expense	(197)	(201)	(218)	(573)	(551)	(597)	(770)	(54)
Other income, net	170	109	95	199	160	104	160	107

Income (loss) from continuing operations before income taxes	(874)	49	(176)	(863)	(4,910)	(25,665)	(4,056)	(8,338)
(Provision) benefit for income taxes	—	—	(38)	(7)	—	—	6	—

Income (loss) from continuing operations	(874)	49	(214)	(870)	(4,910)	(25,665)	(4,050)	(8,338)
Income (loss) from discontinued operations, net of taxes	742	(403)	(1,280)	(860)	(1,964)	(5,336)	(1,205)	298

Net loss	$(132)	$(354)	$(1,494)	$(1,730)	$(6,874)	$(31,001)	$(5,255)	$(8,040)

Net loss per share:
Basic	$(0.08)	$(0.20)	$(0.86)	$(0.99)	$(3.94)	$(17.70)	$(1.34)	$(1.99)

Diluted	$(0.08)	$(0.20)	$(0.86)	$(0.99)	$(3.94)	$(17.70)	$(1.34)	$(1.99)

Weighted-average shares used to compute net loss per share:
Basic	1,726	1,732	1,733	1,739	1,745	1,751	3,920	4,048

Diluted	1,726	1,732	1,733	1,739	1,745	1,751	3,920	4,048

(*) Stock-based compensation is allocated as follows:
Cost of revenues	$5	$1	$11	$50	$77	51	36	34
Sales and marketing	1	1	16	22	33	2	2	3
General and administrative	79	(101)	34	168	180	108	129	89

	$85	$(99)	$61	$240	$290	$161	$167	$126

PlanetOut Inc.

FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K

		Charged or
	Balance at	Credited to		Charges
	Beginning of	Net Income	Charged to	Utilized	Balance at
	Period	(Loss)	Other Accounts	Write-offs	End of Period
	(In thousands)

Allowance for Doubtful Accounts
Year ended December 31, 2005	$59	$112	$175	$(87)	$259
Year ended December 31, 2006	$259	$384	$1,440	$(1,563)	$520
Year ended December 31, 2007	$520	$387	$1,052	$(1,458)	$501
Allowance for Transaction Losses
Year ended December 31, 2005	$90	$3	$—	$—	$93
Year ended December 31, 2006	$93	$8	$—	$—	$101
Year ended December 31, 2007	$101	$(12)	$—	$—	$89
Provision for Returns
Year ended December 31, 2005	$—	$839	$—	$(95)	$744
Year ended December 31, 2006	$744	$4,589	$—	$(4,284)	$1,049
Year ended December 31, 2007	$1,049	$4,304	$5	$(4,545)	$813
Tax Valuation Allowance
Year ended December 31, 2005	$15,046	$—	$—	$(1,055)	$13,991
Year ended December 31, 2006	$13,991	$—	$—	$1,226	$15,217
Year ended December 31, 2007	$15,217			$20,800	$36,017
Inventory Obsolescence Reserves
Year ended December 31, 2005	$—	$5	$82	$(2)	$85
Year ended December 31, 2006	$85	$34	$—	$(53)	$66
Year ended December 31, 2007	$66	$74	$—	$(50)	$90

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2007 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations. Any current evaluation of effectiveness should not be projected to future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Other than the identification of executive officers in Part I, Item 1 hereof, this item is incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 37 of this report.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents

2.1	Asset Purchase Agreement dated November 8, 2005, by and among: LPI Media Inc. and SpecPub, Inc., each a Delaware corporation; Triangle Marketing Services, Inc., a Delaware corporation and a wholly owned subsidiary of LPI Media Inc.; PlanetOut Inc., a Delaware corporation; and Vulcan Acquisition Corp. and SpecPub Acquisition Corp., each a Delaware corporation and a wholly owned subsidiary of PlanetOut Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on November 14, 2005, and amended as disclosed in our current report on Form 8-K/A, File No. 000-50879, filed on January 20, 2006, each of which is incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
2.2	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.2 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
2.3	Business Purchase and Sale Agreement by and among RSVP Productions, Inc., PlanetOut Inc., Atlantis Events, Inc. and RSVP Vacations, LLC dated on October 10, 2007 (filed as Exhibit 2.1 to out Current Report on Form 8-K, file No 000-50879, filed on December 19, 2007, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.3 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.
3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).
3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).
4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).
4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).
4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).
4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Documents

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference).
4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).
4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference).
10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.3	Secured Promissory Note dated May 2001 and Stock Pledge Agreement dated June 29, 2001 by and between PlanetOut Partners, Inc. and Mark Elderkin (filed as Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.4	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.5	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.6	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.7	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.8	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).
10.9	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and incorporated herein by reference).
10.10	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.11	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Lowell R. Selvin and PlanetOut Inc. (filed as Exhibit 10.24 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, each of which is incorporated herein by reference).
10.13	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).
10.14	Employment Agreement dated as of January 31, 2005 by and between Donna L. Gibbs and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 4, 2005, and amended as described in Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, each of which is incorporated herein by reference).

Exhibit
Number	Description of Documents

10.15	Form of Stock Option Agreement for Non-Employee Directors under the PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, and incorporated herein by reference).
10.16	PlanetOut Inc. Management by Objective Plan (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005 and incorporated herein by reference).
10.17	Employment Agreement dated as of June 30, 2005 and effective July 6, 2005, by and among PlanetOut Inc. and Peter Kretzman (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 7, 2005 and incorporated herein by reference).
10.18	Option Acceleration Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005 and incorporated herein by reference).
10.19	Loan and Security Agreement dated January 19, 2006, by and among RSVP Productions, Inc., a Minnesota corporation, and PlanetOut Inc., a Delaware corporation (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference).
10.20	Employment Agreement, dated as of February 28, 2006 and effective February 28, 2006, by and among PlanetOut Inc. and Daniel J. Miller (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on March 6, 2006 and incorporated herein by reference).
10.21	Amended and Restated Employment Agreement dated as of April 26, 2004 by and between Mark D. Elderkin and PlanetOut Inc. (filed as Exhibit 10.25 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 31, 2006, each of which is incorporated herein by reference).
10.22	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).
10.23	Employment Agreement, dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).
10.24	Amended and Restated Employment Agreement dated as of August 2, 2006 by and between Jeffrey T. Soukup and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 2, 2006 and incorporated herein by reference).
10.25	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).
10.26	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).
10.27	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).
10.28	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).
10.29	Limited Waiver to Loan and Security Agreement and Amendment No. 3 dated May 9, 2007 to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on May 10, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Documents

10.30	Purchase Agreement by and among PlanetOut Inc. and certain purchasers dated June 29, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).
10.31	Form of Registration Rights Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).
10.32	Amendment No. 1 to Limited Waiver to Loan and Security Agreement and Consent dated June 29, 2007 by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).
10.33	Summary of Amended Terms in Employment Agreement by and between PlanetOut Inc. and Karen Magee (filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).
10.34	Summary of Compensation Terms for Daniel Steimle (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
16.1	Letter Regarding Change in Accountants dated June 29, 2005 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 30, 2005 and incorporated herein by reference).
21.1	List of subsidiaries.
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2008.

PLANETOUT INC.

By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Karen Magee, Daniel E. Steimle and Todd A. Huge, and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN MAGEE Karen Magee	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2008

/s/ DANIEL E. STEIMLE Daniel E. Steimle	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ PHIL KLEWENO Phil Kleweno	Chairman of the Board	March 10, 2008

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	March 10, 2008

/s/ JERRY COLONNA Jerry Colonna	Director	March 10, 2008

/s/ JOHN E. MARCOM, JR. John E. Marcom, Jr.	Director	March 10, 2008

/s/ STEPHEN B. DAVIS Stephen B. Davis	Director	March 10, 2008