Form 10-Q
period 2008-03-31
PLANETOUT INC
filed 2008-05-15
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 1, 2008 was 4,094,317.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended March 31, 2008

i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,534	$6,441
Restricted cash	167	168
Accounts receivable, net	3,679	2,400
Prepaid expenses and other current assets	937	1,040
Current assets of discontinued operations	7,348	6,809

Total current assets	20,665	16,858
Property and equipment, net	7,821	7,283
Goodwill	2,988	2,988
Other assets	523	405
Long-term assets of discontinued operations	9,355	3,246

Total assets	$41,352	$30,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$505
Accrued expenses and other liabilities	1,888	1,468
Deferred revenue, current portion	4,042	3,930
Capital lease obligations, current portion	815	852
Deferred rent, current portion	264	265
Current liabilities of discontinued operations	4,513	5,204

Total current liabilities	12,367	12,224
Capital lease obligations, less current portion	880	716
Deferred rent, less current portion	1,401	1,343
Long-term liabilities of discontinued operations	1,795	1,749

Total liabilities	16,443	16,032

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 4,096 and 4,094 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	40	40
Additional paid-in capital	114,406	114,623
Accumulated other comprehensive loss	(85)	(85)
Accumulated deficit	(89,452)	(99,830)

Total stockholders’ equity	24,909	14,748

Total liabilities and stockholders’ equity	$41,352	$30,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended March 31,
	2007	2008

Revenue:
Advertising services	$1,906	$1,067
Subscription services	4,182	3,694
Transaction services	179	77

Total revenue	6,267	4,838

Operating costs and expenses: (*)
Cost of revenue	2,714	2,444
Sales and marketing	2,476	1,597
General and administrative	3,259	2,038
Depreciation and amortization	1,236	1,115

Total operating costs and expenses	9,685	7,194

Loss from operations	(3,418)	(2,356)
Interest expense	(369)	(43)
Other income, net	160	67

Loss from continuing operations before income taxes	(3,627)	(2,332)
Provision for income taxes	—	—

Loss from continuing operations	(3,627)	(2,332)
Loss from discontinued operations, net of taxes	(3,247)	(8,046)

Net loss	$(6,874)	$(10,378)

Loss per share from continuing operations:
Basic and diluted	$(2.08)	$(0.58)

Loss per share from discontinued operations:
Basic and diluted	$(1.86)	$(1.99)

Net loss per share:
Basic and diluted	$(3.94)	$(2.56)

Weighted-average shares used to compute net loss per share — basic and diluted	1,745	4,048

(*) Stock-based compensation is allocated as follows (see Note 1):

Cost of revenue	$65	$33
Sales and marketing	26	2
General and administrative	159	92

Total stock-based compensation	$250	$127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(6,874)	$(10,378)
Net loss from discontinued operations, net of tax	3,247	8,046
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	1,115
Non-cash services expense	—	90
Provision for doubtful accounts	4	4
Stock-based compensation	250	127
Amortization of debt discount	50	—
Amortization of deferred rent	(17)	(57)
Loss on disposal or write-off of property and equipment	17	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	2,232	1,275
Prepaid expenses and other assets	(119)	15
Accounts payable	315	(340)
Accrued expenses and other liabilities	540	(420)
Deferred revenue	(23)	(112)

Net cash provided by (used in) operating activities of continuing operations	858	(635)
Net cash used in operating activities of discontinued operations	(2,418)	(753)

Net cash used in operating activities	(1,560)	(1,388)

Cash flows from investing activities:
Purchases of property and equipment	(986)	(497)
Purchases of short-term investments	(2,746)	—
Changes in restricted cash	2,690	(1)

Net cash used in investing activities of continuing operations	(1,042)	(498)
Net cash used in investing activities of discontinued operations	(169)	—

Net cash used in investing activities	(1,211)	(498)

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	3	—
Principal payments under capital lease obligations and notes payable	(664)	(207)

Net cash used in financing activities	(661)	(207)

Effect of exchange rate on cash and cash equivalents	30	—

Net decrease in cash and cash equivalents	(3,402)	(2,093)
Cash and cash equivalents, beginning of period	9,674	8,534

Cash and cash equivalents, end of period	$6,272	$6,441

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$231	$80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1	— The Company and Summary of Significant Accounting Policies
     The Company
     PlanetOut Inc. (the “Company”) was incorporated in Delaware in December 2000. The Company, together with its subsidiaries, is a leading online media company exclusively serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. The Company serves this audience through its websites Gay.com and PlanetOut.com.
     In November 2005, the Company acquired substantially all of the assets of LPI Media Inc. and related entities (“LPI”), which includes the operations of the SpecPub asset group, and which the Company operates as wholly-owned subsidiaries. In April 2008, the Company entered into an agreement to sell substantially all the assets of LPI. As a result of this agreement and the Company’s decision to exit the Publishing business, the results of operations and financial position of LPI are reported in discontinued operations within the condensed consolidated financial statements. See Note 7, “Discontinued Operations.”
     In March 2006, the Company acquired substantially all of the assets of RSVP Productions, Inc. (“RSVP”), which the Company operated as a wholly-owned subsidiary. On December 14, 2007, the Company completed the sale of substantially all the assets of RSVP. As a result of this sale and the Company’s decision to exit the Travel and Events business, the results of operations and financial position of RSVP are reported in discontinued operations within the condensed consolidated financial statements. See Note 7, “Discontinued Operations.”
     Unaudited Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Reclassifications
     Certain reclassifications have been made in the prior consolidated financial statements to conform to the current year presentation. These reclassifications did not change the previously reported net income (loss) or net income (loss) per share of the Company.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectibility of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the fair market value of its common stock, the valuation and useful life of its capitalized software and long-lived assets, impairment of goodwill and intangible assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.
     Cash Equivalents
     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. The Company’s investments are primarily comprised of money market funds and certificates of deposit, the fair market value of which approximates cost.
     Restricted Cash
     Restricted cash as of December 31, 2007 and March 31, 2008 consists of $167,000 and $168,000, respectively, of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for the Company’s New York office.
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
     Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software and website development costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, "Accounting for Web Site Development Costs” (“EITF 00-02”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company begins to capitalize costs when the preliminary project stage has been completed and technological and economical feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use.
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
     The Company determined that it had one reporting unit through December 31, 2006. On January 1, 2007, the Company determined that it had four reporting units and began operating in three segments. During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In April 2008, the Company agreed to sell substantially all of the assets of its Publishing business. The Company is currently operating in one segment, with one reporting unit.
     The Company performed its annual test as of December 31, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.
     An impairment charge of $4.1 million related to the Company’s Publishing business is reflected under discontinued operations during the three months ended March 31, 2008. See Note 7, “Discontinued Operations.”

     Intangible Assets and Other Long-Lived Assets
     The Company accounts for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company records an impairment charge on intangibles or long-lived assets to be held and used when it determines that the carrying value of these assets may not be recoverable and/or exceed their carrying value. Based on the existence of one or more indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate that it determines to be commensurate with the risk inherent in its business model. These estimates of cash flow require significant judgment based on the Company’s historical results and anticipated results and are subject to many factors.
     Revenue Recognition
     The Company’s revenue is derived principally from banner and sponsorship advertisements and the sale of premium online subscription services.
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Total advertising costs in the three months ended March 31, 2007 and 2008 were $485,000 and $352,000, respectively.
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
     Segment Reporting
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its sale of substantially all the assets of RSVP and the

Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements as described more fully in Note 7, "Discontinued Operations.” The Publishing segment consisted of the Company’s print properties obtained in the acquisition of LPI, primarily magazines and its book publishing businesses. As a result of the Company’s agreement to sell substantially all the assets of LPI and the Company’s decision to exit its Publishing business, the Company has reported the results of operations and financial position of LPI as discontinued operations within the consolidated financial statements as described more fully in Note 7, "Discontinued Operations.”
     As a result of the Company’s decision to exit its Travel and Events and Publishing businesses, the Company currently operates in one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). Although the chief operating decision maker reviews revenue results across the three revenue streams of advertising, subscription and transaction services, financial reporting is consistent with the Company’s method of internal reporting where the chief operating decision maker evaluates, assesses performance and makes decisions on the allocation of resources at a consolidated results of operations level. The Company has no operating managers reporting to the chief operating decision maker over components of the enterprise for which the separate financial information of revenue, results of operations, and assets is available. Additionally, all business units that meet the quantitative thresholds of a reporting unit in FAS 131 also meet the aggregation criteria of FAS 131 and are therefore accounted for as a single reporting unit.
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007 or the three months ended March 31, 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.
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
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2008
Numerator:
Net loss	$(6,874)	$(10,378)

Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute Basic and Diluted EPS	1,745	4,048

Net loss per share — Basic and Diluted	$(3.94)	$(2.56)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2007	2008

Common stock options and warrants	180	207
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
     In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of FAS 159 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 2	— Goodwill and Intangible Assets
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
     The Company performed its annual test as of December 31, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.
     During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In April 2008, the Company agreed to sell substantially all of the assets of its Publishing business. The Company is currently operating in one segment, with one reporting unit. There were no changes in the Company’s goodwill during the three months ended March 31, 2008.
     An impairment charge of $4.1 million related to the Company’s Publishing business is reflected under discontinued operations during the three months ended March 31, 2008. See Note 7, “Discontinued Operations.”
          Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2007			March 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$3,278	$3,278	$—	$3,278	$3,278	$—
Tradenames	2,340	2,340	—	2,340	2,340	—
Other intangible assets	726	726	—	726	726	—

	$6,344	$6,344	$—	$6,344	$6,344	$—

     As of December 31, 2007 and March 31, 2008, the Company’s intangible assets were fully amortized. During the three months ended March 31, 2007 and 2008, the Company did not record any amortization expense on its intangible assets. The net carrying amount of customer lists and user bases related to LPI that have been classified as long-term assets of discontinued operations as of December 31, 2007 and March 31, 2008 totaled $1,187,000 and zero, respectively, and the net carrying amount of tradenames related LPI that have been classified as long-term assets of discontinued operations as of December 31, 2007 and March 31, 2008 totaled $3,250,000 and $2,300,000, respectively, as described more fully in Note 7, “Discontinued Operations.”
     An impairment charge of $2.2 million related to the Company’s Publishing business is reflected under discontinued operations during the three months ended March 31, 2008. See Note 7, “Discontinued Operations.”

Note 3	— Other Balance Sheet Components

	December 31,	March 31,
	2007	2008
	(In thousands)
Accounts receivable:
Trade accounts receivable	$3,694	$2,417
Less: Allowance for doubtful accounts	(15)	(17)

	$3,679	$2,400

     In the three months ended March 31, 2007 and 2008, the Company provided for an increase in the allowance for doubtful accounts of $2,000 and $4,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling zero and $2,000, respectively. The allowance for doubtful accounts related to LPI that have been classified as assets of discontinued operations as of December 31, 2007 and March 31, 2008 totaled $486,000 and $573,000, respectively, as described more fully in Note 7, “Discontinued Operations.”

	December 31,	March 31,
	2007	2008
	(In thousands)
Property and equipment:
Computer equipment and software	$9,661	$9,718
Furniture and fixtures	992	992
Leasehold improvements	1,971	1,971
Website development costs	6,453	6,673

	19,077	19,354
Less: Accumulated depreciation and amortization	(11,256)	(12,071)

	$7,821	$7,283

     In the three months ended March 31, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $1,210,000 and $1,115,000, respectively. In the three months ended March 31, 2007 and 2008, the Company recorded non-cash impairment charges $93,000 and zero, respectively.

	December 31,	March 31,
	2007	2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,110	$836
Other accrued liabilities	778	632

	$1,888	$1,468

Note 4	— Commitments and Contingencies
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
Note 5	— Issuance of Warrant
     In January 2008, the Company retained Allen & Company LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and will vest with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting dates. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen surrendered for cancellation a 75,000 share warrant previously issued to it in May 2007. The Company valued the portion of the warrant which vested on issuance at $228,000 by using the Black-Scholes option pricing model with an expected volatility factor of 146.1%, risk-free interest rate of 3.39%, no dividend yield and the contractual life of ten years. The value of the remaining unvested portion of the warrant is reassessed quarterly until vested in May 2008 and May 2009. The warrant expires in January 2018. In the three months ended March 31, 2008, the Company recorded $90,000 of non-cash services expense associated with this warrant.
Note 6	— Stock-Based Compensation
     Stock Options
     During the three months ended March 31, 2008, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the three months ended March 31, 2008 (in thousands):

Shares
Outstanding at January 1, 2008	129
Forfeited/expired/cancelled	(9)

Outstanding at March 31, 2008	120

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the three months ended March 31, 2008 (in thousands):

Shares
Unvested at January 1, 2008	49
Granted	1
Vested	(4)
Forfeited	(1)

Unvested at March 31, 2008	45

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $4.14 per share.
     Scheduled vesting for outstanding restricted stock grants at March 31, 2008 is as follows (in thousands):

Year Ending December 31,
2008 (remaining nine months)	15
2009	17
2010	13

45

Note 7 — Discontinued Operations
     In an effort to simplify the Company’s business model, the Company discontinued its Travel and Events businesses during 2007. In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all of the assets of RSVP. In April 2008, the Company entered into an agreement to sell its Publishing business, which includes the operations of LPI and SpecPub. As a result of the sale of the Company’s interest in DSW, the sale of substantially all the assets of RSVP, the agreement to sell substantially all of the assets of LPI and SpecPub and the Company’s decision to exit its Publishing and Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three months ended March 31, 2007 and 2008 in accordance with FAS 144. The Company has reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2007 and March 31, 2008. In addition, the Company has segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of the Company’s Publishing segment.
     As a result of the agreement to sell LPI and SpecPub, the Company reduced the net carrying value of the LPI and SpecPub reporting units by $2.0 million and $4.3 million, respectively, in the three months ended March 31, 2008, to the amounts attributable to the sale of these reporting units. This reduction in carrying value is reflected in impairment of goodwill and intangible assets in the results of discontinued operations. In estimating the reduction in carrying value of these reporting units, management relied on a number of estimates in calculating the amounts attributable to the consummation of this sales transaction. There are inherent uncertainties related to these estimates and in management’s judgment in applying them to the estimated impairment. Accordingly, the Company may revise its estimates of the impairment.
     The results of discontinued operations for the three months ended March 31, 2007 were as follows (in thousands):

	Three months ended March 31, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$4,518	$1,577	$4,395	$2	$10,492
Operating costs and expenses:
Cost of revenue	3,175	962	5,414	—	9,551
Sales and marketing	1,236	394	689	37	2,356
General and administrative	902	146	147	1	1,196
Depreciation and amortization	255	126	80	—	461

Total operating costs and expenses	5,568	1,628	6,330	38	13,564

Loss from operations	(1,050)	(51)	(1,935)	(36)	(3,072)
Other income (expense), net	(126)	(56)	7	—	(175)

Loss from discontinued operations	$(1,176)	$(107)	$(1,928)	$(36)	$(3,247)

     The results of discontinued operations for the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,005	$1,133	$—	$5,138
Operating costs and expenses:
Cost of revenue	3,488	952	(12)	4,428
Sales and marketing	1,368	318	1	1,687
General and administrative	621	115	2	738
Depreciation and amortization	52	2	—	54
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	7,507	5,681	(9)	13,179

Income (loss) from operations	(3,502)	(4,548)	9	(8,041)
Other income (expense), net	(6)	1	—	(5)

Income (loss) from discontinued operations	$(3,508)	$(4,547)	$9	$(8,046)

     The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2007			March 31, 2008
	LPI	SpecPub	Total	LPI	SpecPub	Total
Current assets of discontinued operations:
Accounts receivable, net	$3,189	$977	$4,166	$2,728	$941	$3,669
Inventory	1,113	314	1,427	1,120	292	1,412
Prepaid expenses and other current assets	1,251	504	1,755	1,299	429	1,728

	$5,553	$1,795	$7,348	$5,147	$1,662	$6,809

Long-term assets of discontinued operations:
Property and equipment, net	$620	$54	$674	$567	$52	$619
Goodwill	1,427	2,708	4,135	—	—	—
Intangible assets, net	1,870	2,567	4,437	1,319	981	2,300
Other assets	58	51	109	276	51	327

	$3,975	$5,380	$9,355	$2,162	$1,084	$3,246

Current liabilities of discontinued operations:
Accounts payable	$494	$74	$568	$512	$159	$671
Accrued expenses and other liabilities	603	161	764	675	191	866
Deferred revenue, current portion	1,717	1,434	3,151	1,925	1,711	3,636
Capital lease obligations, current portion	23	7	30	24	7	31

	$2,837	$1,676	$4,513	$3,136	$2,068	$5,204

Long-term liabilities of discontinued operations:
Deferred revenue, less current portion	$1,089	$578	$1,667	$1,054	$576	$1,630
Capital lease obligations, less current portion	104	24	128	97	22	119

	$1,193	$602	$1,795	$1,151	$598	$1,749

Note 8 — Subsequent Events
     On April 6, 2008, the Board of Directors of the Company approved the decision to enter into a binding letter of intent with Regent Releasing, L.L.C. (“Regent”), an affiliate of here! Networks, relating to the sale of the Company’s publishing business to Regent. The letter of intent was signed on April 7, 2008 and includes marketing commitments and cash payments by Regent of $6.5 million, the assumption of the majority of the operating liabilities of the business, and commitments by the Company to provide certain marketing and advertising services to Regent. Regent’s acquisition of the assets and assumption of the liabilities of the publishing business will be accomplished through a put/call mechanism. Regent has the right to acquire the assets and liabilities from May 31, 2008 to August 31, 2008 (the “Call”). PlanetOut has the right to transfer the assets and liabilities from June 30, 2008 to August 31, 2008 (the “Put”). The Put or the Call must be exercised no later than August 21, 2008, and the transaction is expected to close on or before August 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our Form 10-K filed for the year ended December 31, 2007.
Overview
     We are a leading online media company exclusively serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through our websites Gay.com and PlanetOut.com.
     As a result of further integrating our various businesses, our executive management team, and our financial and management reporting systems during fiscal 2006, we began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through our RSVP Productions, Inc. (“RSVP”) brand and by our consolidated affiliate, PNO DSW Events, LLC (“DSW”). We sold our interest in DSW in March 2007 and substantially all the assets of RSVP in December 2007.
     On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. On April 6, 2008, our Board of Directors approved the decision to enter into a binding letter of intent with Regent Releasing, L.L.C. (“Regent”), an affiliate of here! Networks, relating to the sale of our publishing business to Regent as more fully described in Note 8 - “Subsequent Events” in our Notes to Unaudited Condensed Consolidated Financial Statements. The transaction is expected to close on or before August 31, 2008.
     Our Board of Directors approved the decision to enter into the binding letter of intent to sell our publishing business to Regent because the cross-platform synergies we anticipated in connection with our online and print publishing businesses were not realized to the degree, or as quickly, as we originally expected, and because we determined that our future cash flows and earnings were likely to be best optimized through the divestiture of our publishing business. Accordingly, our Board of Directors decided that selling our publishing business was in the best interest of our stockholders.
     The April 2008 letter of intent with Regent to sell our publishing business provides for the sale of substantially all the assets of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SpecPub”), which together comprise our Publishing segment. As a result of the divestitures of RSVP, DSW, LPI and SpecPub and our decision to exit the Travel and Events and Publishing businesses, we have one segment remaining as of March 31, 2008: Online. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub in discontinued operations within the consolidated financial statements.
     The process of exploring all of our strategic alternatives with Allen & Co., including a possible sale of the Company, is ongoing and remains active with respect to our online business.
     Executive Operating and Financial Summary
     Our total revenue was $4.8 million in the three months ended March 31, 2008, decreasing 23% from total revenue of $6.3 million in the three months ended March 31, 2007, primarily due to decreases in our advertising revenues as a result of turnover in our advertising sales group and the discontinuance of local advertising sales, a reduction in online subscribers to our Gay.com website and the closing of our international offices in conjunction with our July 2007 reorganization plan.
     Total operating costs and expenses were $7.2 million in the three months ended March 31, 2008, decreasing 26% from total operating costs and expenses of $9.7 million in the three months ended March 31, 2007. This decrease was primarily due to a reduction in compensation and employee related costs, a reduction in expenses related to the closure of our international offices in conjunction with our July 2007 reorganization plan, a decrease in advertising, marketing and market research expenses, reductions in legal, accounting and contract labor expenses and a reduction in stock-based compensation expense. Compensation and employee related costs during the three months ended March 31, 2007 included severance and other costs related to the departure of our former Chief Technology Officer and our former President and Chief Operating Officer.

     Loss from operations was $2.4 million in the three months ended March 31, 2008, compared to loss from operations of $3.4 million in the three months ended March 31, 2007. This decrease in loss from operations was the result of the $2.5 million reduction in operating costs and expenses noted above, offset partially by the $1.5 million decrease in total revenue noted above. The net reduction in loss from operations due to the closure of our international offices was approximately $0.3 million and the net reduction in loss from operations due to non-recurring severance and related costs was approximately $0.6 million.
     Management expects that revenue will decrease for the remainder of fiscal 2008 in comparison to fiscal 2007, primarily as a result of anticipated decreases in subscription services revenue due to reductions in our paid subscriber base, anticipated decreases in advertising services revenue due to the effects of turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices, partially offset by an increase in advertising services revenue due to marketing and advertising services to be provided to Regent.
     We expect our operating loss will continue to decrease for the remainder of fiscal 2008 in comparison to fiscal 2007 due to the non-recurrence in fiscal 2008 of impairment charges recognized in fiscal 2007. However, we expect to incur additional expenses in re-designing our technological architecture, rewriting our web applications and rebuilding our technology platform and networks during fiscal 2008.
Results of Operations
     Revenue
     Advertising Services. We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising services revenue was $1.1 million in the three months ended March 31, 2008, a decrease of 44% from the three months ended March 31, 2007. The decrease in advertising services revenue was due to turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices in conjunction with our July 2007 reorganization plan.
     For the remainder of fiscal 2008, we expect advertising services revenue to increase in comparison to fiscal 2007 due to marketing and advertising services to be provided to Regent, offset partially by the effects of turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices. We expect the percentage of our overall revenue attributable to advertising services to increase slightly in 2008 as a result of decreases in our subscription and transaction services revenue.
     Subscription Services. We derive online subscription services revenue from paid membership subscriptions to our online media properties. Our subscription services revenue was $3.7 million in the three months ended March 31, 2008, a decrease of 12% from the three months ended March 31, 2007. The decrease in subscription services revenue was due to reduction in the number of online subscribers to our Gay.com website.
     For the remainder of fiscal 2008, we expect total subscription services revenue to decrease in comparison to fiscal 2007, as a result of a reduction in online subscribers.
     Transaction Services. Transaction services revenue includes revenue generated from the sale of products through our transaction-based websites. Our transaction services revenue totaled $0.1 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively. The decrease in transactions services revenue was due to a decrease in sales of products on our transaction-based website properties.
     For the remainder of fiscal 2008, we expect transaction services revenue and the percentage of our revenue attributable to transaction services to continue to decrease slightly in comparison to fiscal 2007.
     Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $2.4 million in the three months ended March 31, 2008, decreasing 10% from cost of revenue of $2.7 million in the three months ended March 31, 2007. This decrease was due to decreases in consumer marketing, credit card fees and advertising servicing costs, along with a reduction in expenses due to the closing of our international offices in conjunction with our

July 2007 reorganization plan and an overall decrease in compensation and employee related costs. Compensation and employee related costs during the three months ended March 31, 2007 included severance and other costs related to the departure of our former Chief Technology Officer. Cost of revenue was 51% as a percentage of total revenue for the three months ended March 31, 2008, up from 43% in the three months ended March 31, 2007. This increase was due to the overall decrease in our total revenues and increased spending on technology in comparison to other expenses as we continue to re-architect the core technology platform of our websites.
     For the remainder of fiscal 2008, we expect cost of revenue and cost of revenue as a percentage of revenue to increase over fiscal 2007 as we continue to re-architect the core technology platform of our websites.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $1.6 million in the three months ended March 31, 2008, decreasing 36% from sales and marketing expenses of $2.5 million in the three months ended March 31, 2007. This decrease was primarily due a reduction in expenses related to the closing of our international offices in conjunction with our July 2007 reorganization plan, decreased advertising and market research expenses, decreased compensation and employee related costs, a decrease in stock-based compensation expenses and decreases in outsourced management and contract labor expenses. Sales and marketing expenses as a percentage of revenue were 33% for the three months ended March 31, 2008, down from 40% in the three months ended March 31, 2007. This decrease occurred primarily as a result of decreased spending on advertising and marketing in comparison to spending on technology development as we continue to focus on the re-architecture of the core technology platform of our websites.
     For the remainder of fiscal 2008, we expect sales and marketing expenses and sales and marketing as a percentage of revenue to vary in comparison to fiscal 2007 depending on the timing of planned advertising to coincide with certain product development milestones.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $2.0 million for the three months ended March 31, 2008, decreasing 37% from general and administrative expenses of $3.3 million in the three months ended March 31, 2007. General and administrative expenses as a percentage of revenue were 42% for the three months ended March 31, 2008, down from 52% in the three months ended March 31, 2007. The decrease in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to decreases in compensation and employee related costs, legal and accounting expenses, contract labor expense, stock-based compensation expense and a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan, offset partially by financial advisory fees related to the evaluation of strategic alternatives provided by Allen & Company, LLC. Compensation and employee related costs during the three months ended March 31, 2007 included severance and other costs related to the departure of our former President and Chief Operating Officer.
     For the remainder of fiscal 2008, we expect general and administrative expenses to decrease from fiscal 2007 primarily due to decreased compensation and employee related costs as a result of decreases in headcount and decreased legal costs.
     Depreciation and Amortization. Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2008, decreasing 10% from depreciation and amortization expense of $1.2 million in the three months ended March 31, 2007. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciable assets in service during the three months ended March 31, 2008 compared to the prior year period.
     For the remainder of fiscal 2008, we expect depreciation and amortization expense will increase over fiscal 2007 as our existing work in progress, including the re-launch of our websites, is placed into service and as a result of additional capital investments to support our on-going product development.
     Other Income and Expenses
     Interest Expense. Interest expense was $43,000 and $369,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense in the three months ended March 31, 2007 included $314,000 of interest expense and amortization of the loan discount on notes payable that were repaid in full in July 2007.
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, short-term investments and restricted cash. Other income, net was $0.1 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively.

The decrease was primarily due to a decrease in interest income during the three months ended March 31, 2008 on our lower cash balance.
     Discontinued Operations
     In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, we sold substantially all of the assets of RSVP. In April 2008, we entered into an agreement to sell our Publishing business, which includes the operations of LPI and SpecPub. As a result of the sale of our interest in DSW, the sale of substantially all the assets of RSVP, the agreement to sell substantially all of the assets of LPI and SpecPub and our decision to exit our Publishing and Travel and Events businesses, we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three months ended March 31, 2007 and 2008 in accordance with FAS 144. We have reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2007 and March 31, 2008. In addition, we have segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of our Publishing segment.
     As a result of the agreement to sell LPI and SpecPub, we reduced the carrying value of the LPI and SpecPub reporting units by $2.0 million and $4.3 million, respectively, in the three months ended March 31, 2008, to the amounts attributable to the sale of these reporting units. This reduction in carrying value is reflected in impairment of goodwill and intangible assets in the results of discontinued operations. In estimating the reduction in carrying value of these reporting units, we relied on a number of estimates in calculating the amounts attributable to the consummation of this sales transaction. There are inherent uncertainties related to these estimates and in our judgment in applying them to the estimated impairment. Accordingly, we may revise our estimates of the impairment.
     The results of discontinued operations for the three months ended March 31, 2007 were as follows (in thousands):

	Three months ended March 31, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$4,518	$1,577	$4,395	$2	$10,492
Operating costs and expenses:
Cost of revenue	3,175	962	5,414	—	9,551
Sales and marketing	1,236	394	689	37	2,356
General and administrative	902	146	147	1	1,196
Depreciation and amortization	255	126	80	—	461

Total operating costs and expenses	5,568	1,628	6,330	38	13,564

Loss from operations	(1,050)	(51)	(1,935)	(36)	(3,072)
Other income (expense), net	(126)	(56)	7	—	(175)

Loss from discontinued operations	$(1,176)	$(107)	$(1,928)	$(36)	$(3,247)

     The results of discontinued operations for the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,005	$1,133	$—	$5,138
Operating costs and expenses:
Cost of revenue	3,488	952	(12)	4,428
Sales and marketing	1,368	318	1	1,687
General and administrative	621	115	2	738
Depreciation and amortization	52	2	—	54
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	7,507	5,681	(9)	13,179

Income (loss) from operations	(3,502)	(4,548)	9	(8,041)
Other income (expense), net	(6)	1	—	(5)

Income (loss) from discontinued operations	$(3,508)	$(4,547)	$9	$(8,046)

     Liquidity and Capital Resources
     Cash used in operating activities for the three months ended March 31, 2008 was $1.4 million, due primarily to our loss from continuing operations of $2.3 million, net cash used in operating activities of discontinued operations of $0.8 million and decreases in accounts payable, accrued expenses and other liabilities and deferred revenue, partially offset by depreciation and amortization of $1.1 million and a decrease in accounts receivable. Cash used in operating activities for the three months ended March 31, 2007 was $1.6 million, and was primarily attributable to our loss from continuing operations of $3.6 million and net cash used in operating activities of discontinued operations of $2.4 million, partially offset by non-cash charges related to depreciation and amortization expense and a decrease in accounts receivable.
     Cash used in investing activities in the three months ended March 31, 2008 was $0.5 million and was primarily attributable to purchases of property and equipment. Cash used in investing activities in the three months ended March 31, 2007 was $1.2 million and was primarily attributable to purchases of short-term investments and purchases of property and equipment, offset partially by changes in restricted cash.
     Net cash used in financing activities in the three months ended March 31, 2008 was $0.2 million, due primarily to principal payments under capital lease obligations. Net cash used in financing activities in the three months ended March 31, 2007 was $0.7 million, due primarily to principal payments under capital lease obligations and notes payable.
     We expect that cash used in operating activities will continue to be negative for the remainder of fiscal 2008 and may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends and accounts receivable collections.
     During the three months ended March 31, 2008, we invested $0.6 million in property and equipment of which $0.1 million was financed through capital leases. 100% of this investment related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2008, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
     Our capital requirements depend on many factors, including the level of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to expand our product development and marketing efforts and for other general corporate activities.
     Based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months, although we can provide no assurances in that regard. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. We are actively considering such strategic alternatives, and, in April 2008, we entered into an agreement to sell substantially all the assets of LPI. If we are unable to complete the sale of LPI, we may need to reduce our planned operations and cannot provide any assurance that our assets will be sufficient to meet our liabilities.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of March 31, 2008.
     Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2008	2009-2010	2011-2012
Contractual obligations:
Capital leases	$1,751	$747	$976	$28
Operating leases	6,313	1,261	3,324	1,728

Total contractual obligations	$8,064	$2,008	$4,300	$1,756

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
     There have been no significant changes in our critical accounting policies from those listed in our Form 10-K for the fiscal year ended December 31, 2007.
     Seasonality and Inflation
     We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year.
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
     In February 2007, the FASB issued SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of FAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Item 4T. Controls and Procedures
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2008 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved from time to time in various legal proceedings, regulatory investigations and claims incident to the normal conduct of business, which may include proceedings that are specific to us and others generally applicable to business practices within the industries in which we operate. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and on the results of operations in a particular quarter or year. We are not currently involved in any material legal proceedings.
Item 1A. Risk Factors
     We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price could suffer.

     We have experienced significant net losses and we expect to continue to incur losses in the future. As of March 31, 2008, our accumulated deficit was approximately $99.8 million. Although we had positive net income in the year ended December 31, 2005, we experienced net losses of $3.7 million and $51.2 million for the years ended December 31, 2006 and 2007, respectively, and a net loss of $10.4 million in the three months ended March 31, 2008, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
     We may not be able to consummate the sale of our publishing business, and if we are not able to do so, our financial results may suffer.
     We have entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008, subject to satisfaction of certain conditions to closing. If for any reason the sale to Regent does not close, or if the marketing commitments and other cash payments specified in the agreement with Regent are not realized, our expected revenues and cash flow during 2008 would suffer, and we would likely be forced to incur certain incremental employee-related expenses.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. Until such time as the transaction closes, we are subject to the risks associated with our publishing advertising business as set forth above.
Our success depends, in part, upon the growth of Internet advertising and upon our ability to accurately predict the cost of customized campaigns.
     Online advertising represents a significant portion of our advertising revenue, and following the expected sale of our publishing business, will represent all of our advertising revenue. We compete with traditional media including television, radio and print, in addition to high-traffic websites, such as those operated by Yahoo!, Google, AOL and MSN, for a share of advertisers’ total online advertising expenditures. We face the risk that advertisers might find the Internet to be less effective than traditional media in promoting their products or services, and as a result they may reduce or eliminate their expenditures on Internet advertising. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and historically have not devoted a significant portion of their advertising expenditures to Internet advertising. Additionally, filter software programs that limit or prevent advertisements from being displayed on or delivered to a user’s computer are becoming increasingly available. If this type of software becomes widely accepted, it would negatively affect Internet advertising. Our business could be harmed if the market for Internet advertising does not grow.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. If we are no longer able to provide advertisers with a combination online and print advertising campaign or if we are unable to accurately predict the cost of developing other custom advertising campaigns for our advertisers, our revenue may decrease, our expenses may increase and our margins will be reduced.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2007 and the three months ended March 31, 2008, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with a paid subscription plan.
     Our current online content and personals platforms may not provide the most effective platform from which to launch new or improve current services for our members or market to them. If there is a further delay in our plan to improve and consolidate these platforms, and this delay continues to prevent or delay the development or integration of new features or enhancements to existing features, our online subscriber contraction could accelerate. As a result, our revenue would decrease. Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. Until such time as the transaction closes, we are subject to the risks associated with subscribers to our print publications as set forth above.
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
Recent and potential future divestitures could result in operating difficulties and unanticipated liabilities.
     In December 2007, we completed the sale of substantially all of the assets of our travel and events business, RSVP. On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business, including substantially all of the assets of our subsidiaries LPI and SpecPub. This transaction is expected to close on or before August 31, 2008. These divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities have not been realized. For example, during fiscal 2007, we recorded impairment charges of $21.5 million and $4.0 million in discontinued operations due to lower revenue than expected related to our publishing and travel businesses, respectively;

•	the potential diversion of significant management attention and significant financial resources from the ongoing development of our business during the implementation of a divestiture;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees as a result of the divestiture of certain businesses;

•	the potential impairment of relationships with our subscribers, advertisers, customers and partners as a result of the divestiture of certain businesses; and

•	the difficulty in attracting and retaining qualified management to lead the retained businesses.
     If we are unable to successfully address these or other risks associated with the divestiture of RSVP or LPI and SpecPub, we may be unable to replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations.
If we do not continue to attract and retain qualified personnel, our business may suffer.
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. We have recently experienced departures of several executives and key employees, and any disruptions from further departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. Our financial condition and the recent and potential future divestiture of certain businesses may negatively impact our ability to attract and retain qualified personnel. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
We may need additional capital and may not be able to raise additional funds on favorable terms or at all, which could limit our ability to continue operations, dilute the ownership interests of existing stockholders, cause us to seek business dispositions on unfavorable terms, or cause us to consider curtailing or ceasing operations.
     In July 2007, we completed a private placement financing, which resulted in significant dilution to our existing stockholders. As a result of our recent and continuing losses, we may need to raise additional capital to fund operating activities. In April 2006, we filed a shelf registration statement with the SEC for up to $75.0 million of common stock, preferred stock, debt securities and/or warrants to be sold from time to time at prices and on terms to be determined by market conditions at the time of offering. In addition, under the shelf registration statement some of our stockholders may sell up to 170,000 shares of our common stock. However, we are currently eligible for only very limited use of the shelf registration statement for a primary offering of our securities due to our low market capitalization and public float.
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
     Our markets are intensely competitive and subject to rapid change. Across our service lines, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our online subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for an online community for a wide variety of users, including the LGBT community. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or regain and maintain profitability.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. At least until such time as the transaction closes, we are subject to the competitive risks associated with our publishing business as set forth above.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business, including the sale of domain names associated with our print publications, such as Out.com and Advocate.com. This transaction is expected to close on or before August 31, 2008. At least until such time as the transaction closes, we are subject to the risks associated with our publishing-related domain names as set forth above.
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
     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. We may also attract claims that our print and online media properties have violated the copyrights, rights of privacy, or other rights of third parties. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. At least until such time as the transaction closes, we are subject to the intellectual property-related risks associated with our publishing business as set forth above.
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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are currently required, or may in the future be required, to:
•	comply with a law passed in New Jersey in January 2008, or other similar laws which may be passed in the future, requiring us to conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members, which may result in our members canceling their membership or failing to subscribe or renew their subscription, resulting in reduced revenue;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties, and if our members or subscribers disagree with these policies or changes, they may wish to cancel their membership or subscription, which will reduce our revenue;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties, and if a significant portion of our members choose to request that we don’t share their information, our advertising revenue that we receive from renting our mailing list to unaffiliated third parties may decline;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker, which may result in our members or subscribers deciding to cancel their membership or subscription, reducing our membership base and subscription revenue;

•	comply with current or future anti-spam legislation by limiting or modifying some of our marketing and advertising efforts, such as email campaigns, which may result in a reduction in our advertising revenue; for instance, two states have passed legislation creating a “do not contact” registry for minors that would make it a criminal violation to send an email message to an address on that state’s registry if the email message contained an advertisement for or even a link to a website that offered products or services that minors are prohibited from accessing;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information; if these modifications render our services less attractive to our members or subscribers, for example, by limiting the amount or type of personal information our members or subscribers could post to their profiles, they may cancel their memberships or subscriptions, resulting in reduced revenue;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in multiple states and countries, which if we fail to so qualify, may prevent us from enforcing our contracts in these states or countries and may limit our ability to grow our business;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing which may render our services less attractive to our members or subscribers and result in a decline in our revenue; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites, which may render our services less attractive to our members or subscribers and result in a decline in our revenue. For example, in June 2005, the United States Department of Justice (the “DOJ”) adopted regulations purporting to implement the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a

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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business, including the adult-themed properties and assets of LPI/SpecPub. This transaction is expected to close on or before August 31, 2008. At least until such time as the transaction closes, we are subject to the risks associated with our adult-themed properties and assets as set forth above.
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
     On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business. This transaction is expected to close on or before August 31, 2008. At least until such time as the transaction closes, we are subject to the pricing and production capacity risks associated with our publishing business as set forth above.
In the event of an earthquake, other natural or man-made disaster, or power loss, our operations could be interrupted or adversely affected, resulting in lower revenue.
     Our executive offices and our data center are located in the San Francisco Bay area and we currently have significant publishing-related operations in Los Angeles. Our business and operations could be disrupted in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, acts of terrorism, break-ins or similar events. Because our California operations are located in earthquake-sensitive areas, we are particularly susceptible to the risk of damage to, or total destruction of, our systems and infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling blackouts. If rolling blackouts or other disruptions in power occur, our business and operations could be disrupted, and we will lose revenue.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through May 1, 2008, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $2.27 to $136.00 per share, after giving effect to our recently completed one-for-ten reverse stock split. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2008, in connection with our engagement of Allen & Company LLC as a financial advisor, we issued a warrant to Allen & Company LLC to purchase 75,000 shares of our common stock at $6.20 per share, subject to certain anti-dilution provisions. The warrant vested immediately with respect to 37,500 shares and will vest with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009. The warrant expires in January 2018. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.
     Stock repurchase activity during the three months ended March 31, 2008 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
January 1, 2008 — January 31, 2008	—	$—	—	—
February 1, 2008 — February 29, 2008	—	—	—	—
March 1, 2008 — March 31, 2008	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the first quarter of 2008.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
(a)	Exhibits

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference).

10.35	Description of Management Retention and Severance Plan adopted January 11, 2008.

10.36	Letter of Intent by and between PlanetOut Inc. and Regent Releasing, L.L.C., dated as of April 7, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on April 9, 2008 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008	PLANETOUT INC.
	By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference).

10.35	Description of Management Retention and Severance Plan adopted January 11, 2008.

10.36	Letter of Intent by and between PlanetOut Inc. and Regent Releasing, L.L.C., dated as of April 7, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on April 9, 2008 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.