Form 10-Q
period 2008-06-30
PLANETOUT INC
filed 2008-08-06
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
     ☐ Yes     ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 1, 2008 was 4,088,206.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended June 30, 2008
i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,534	$7,875
Restricted cash	167	1,142
Accounts receivable, net	3,679	1,624
Prepaid expenses and other current assets	937	985
Current assets of discontinued operations	7,348	5,739

Total current assets	20,665	17,365
Property and equipment, net	7,821	6,255
Goodwill	2,988	2,988
Other assets	523	469
Long-term assets of discontinued operations	9,355	3,418

Total assets	$41,352	$30,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$437
Accrued expenses and other liabilities	1,888	1,375
Deferred revenue, current portion	4,042	5,920
Capital lease obligations, current portion	815	771
Deferred rent, current portion	264	283
Current liabilities of discontinued operations	4,513	4,912

Total current liabilities	12,367	13,698
Capital lease obligations, less current portion	880	414
Deferred rent, less current portion	1,066	1,124
Long-term liabilities of discontinued operations	2,130	1,914

Total liabilities	16,443	17,150

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 4,096 and 4,093 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	40	40
Additional paid-in capital	114,406	114,810
Accumulated other comprehensive loss	(85)	(82)
Accumulated deficit	(89,452)	(101,423)

Total stockholders’ equity	24,909	13,345

Total liabilities and stockholders’ equity	$41,352	$30,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue:
Advertising services	$2,540	$1,829	$4,446	$2,896
Subscription services	4,151	3,571	8,333	7,265
Transaction services	106	59	285	136

Total revenue	6,797	5,459	13,064	10,297

Operating costs and expenses: (*)
Cost of revenue	3,473	2,130	6,187	4,574
Sales and marketing	2,392	1,548	4,868	3,145
General and administrative	2,877	1,681	6,136	3,719
Depreciation and amortization	1,384	1,032	2,620	2,147

Total operating costs and expenses	10,126	6,391	19,811	13,585

Loss from operations	(3,329)	(932)	(6,747)	(3,288)
Interest expense	(445)	(37)	(814)	(80)
Other income, net	94	44	254	111

Loss from continuing operations before income taxes	(3,680)	(925)	(7,307)	(3,257)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(3,680)	(925)	(7,307)	(3,257)
Loss from discontinued operations, net of taxes	(27,321)	(668)	(30,568)	(8,714)

Net loss	$(31,001)	$(1,593)	$(37,875)	$(11,971)

Loss per share from continuing operations:
Basic and diluted	$(2.10)	$(0.23)	$(4.18)	$(0.80)

Loss per share from discontinued operations:
Basic and diluted	$(15.60)	$(0.16)	$(17.49)	$(2.15)

Net loss per share:
Basic and diluted	$(17.70)	$(0.39)	$(21.67)	$(2.96)

Weighted-average shares used to compute net loss per share — basic and diluted	1,751	4,051	1,748	4,050

(*) Includes stock-based compensation as follows (see Note 1):
Cost of revenue	$51	$32	$116	$65
Sales and marketing	2	2	28	4
General and administrative	101	86	260	178

Total stock-based compensation	$154	$120	$404	$247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

]

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(37,875)	$(11,971)
Net loss from discontinued operations, net of tax	30,568	8,714
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,620	2,147
Non-cash services expense	69	165
Provision for (reversal of) doubtful accounts	(28)	26
Stock-based compensation	404	247
Amortization of debt discount	171	—
Amortization of deferred rent	(101)	(132)
Loss on disposal or write-off of property and equipment	375	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	1,697	2,316
Prepaid expenses and other assets	(411)	74
Accounts payable	798	(408)
Accrued expenses and other liabilities	188	(519)
Deferred revenue	(325)	1,878

Net cash provided by (used in) operating activities of continuing operations	(1,850)	2,537
Net cash used in operating activities of discontinued operations	(2,553)	(826)

Net cash provided by (used in) operating activities	(4,403)	1,711

Cash flows from investing activities:
Purchases of property and equipment	(1,479)	(981)
Sales of short-term investments	2,050	—
Changes in restricted cash	2,688	(975)

Net cash provided by (used in) investing activities of continuing operations	3,259	(1,956)
Net cash used in investing activities of discontinued operations	(205)	—

Net cash provided by (used in) investing activities	3,054	(1,956)

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	17	—
Tax withholding payments reimbursed by restricted stock	—	(8)
Principal payments under capital lease obligations and notes payable	(1,350)	(409)

Net cash used in financing activities	(1,333)	(417)

Effect of exchange rate on cash and cash equivalents	24	3

Net decrease in cash and cash equivalents	(2,658)	(659)
Cash and cash equivalents, beginning of period	9,674	8,534

Cash and cash equivalents, end of period	$7,016	$7,875

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$369	$80

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
     Restricted Cash
     Restricted cash as of December 31, 2007 consists of $167,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for the Company’s New York office. Restricted cash as of June 30, 2008 consists of $168,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for the Company’s New York office and $974,000 of reserves required by the Company’s credit card processors in order to cover any exposure that they may have as the Company collects revenue in advance of providing services to its customers.
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets generally ranging from three to five years. Leasehold improvements are amortized over the shorter of their economic lives or lease term, generally ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
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
     The Company performed its annual test as of December 1, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.
      Goodwill impairment charges of $21.1 million and zero related to the Company’s Publishing business are reflected under discontinued operations during the three months ended June 30, 2007 and 2008, respectively. Goodwill impairment charges of $21.1 million and $4.1 million related to the Company’s Publishing business are reflected under discontinued operations during the six months ended June 30, 2007 and 2008, respectively. Goodwill impairment charges of zero and $3.8 million related to the Company’s Travel and Events Business are reflected under discontinued operations during the three and six months ended June 30, 2007. See Note 7, “Discontinued Operations.”
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Total advertising costs in the three months ended June 30, 2007 and 2008 were $613,000 and $393,000, respectively. Total advertising costs in the six months ended June 30, 2007 and 2008 were $1,098,000 and $745,000, respectively.
     Stock-Based Compensation
     The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under FAS 123R. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.
     Segment Reporting
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements as described more fully in Note 7, “Discontinued Operations.” The Publishing segment consisted of the Company’s print properties obtained in the acquisition of LPI, primarily magazines and its book publishing businesses. As a result of the Company’s agreement to sell substantially all the assets of LPI and the Company’s decision to exit its Publishing business, the Company has reported the results of operations and financial position of LPI as discontinued operations within the consolidated financial statements as described more fully in Note 7, “Discontinued Operations.”
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007 or the six months ended June 30, 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.
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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(31,001)	$(1,593)	$(37,875)	$(11,971)

Denominator for basic and diluted net loss per share:
Weighted-average shares	1,751	4,051	1,748	4,050

Net loss per share:
Basic and diluted	$(17.70)	$(0.39)	$(21.67)	$(2.96)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Six months ended June 30,
	2007	2008
Common stock options and warrants	250	206
     Recent Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ ”. FAS 162 is not expected to have a material impact on the Company’s financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142 in order to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of FSP FAS 142-3.
     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS 157, Fair Value Measurements (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.
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
     The Company performed its annual test as of December 1, 2007. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2007 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.
     During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In April 2008, the Company agreed to sell substantially all of the assets of its Publishing business. The Company is currently operating in one segment, with one reporting unit. There were no changes in the Company’s goodwill related to continuing operations during the six months ended June 30, 2008.
     Goodwill impairment charges of $21.1 million and zero related to the Company’s Publishing business are reflected under discontinued operations during the three months ended June 30, 2007 and 2008, respectively. Goodwill impairment charges of $21.1 million and $4.1 million related to the Company’s Publishing business are reflected under discontinued operations during the six months ended June 30, 2007 and 2008, respectively. Goodwill impairment charges of zero and $3.8 million related to the Company’s Travel and Events Business are reflected under discontinued operations during the three and six months ended June 30, 2007. See Note 7, “Discontinued Operations.”
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2007			June 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$3,278	$3,278	$—	$3,278	$3,278	$—
Tradenames	2,340	2,340	—	2,340	2,340	—
Other intangible assets	726	726	—	726	726	—

	$6,344	$6,344	$—	$6,344	$6,344	$—

     As of December 31, 2007 and June 30, 2008, the Company’s intangible assets were fully amortized. During the three and six months ended June 30, 2007 and 2008, the Company did not record any amortization expense on its intangible assets. The net carrying amount of customer lists and user bases related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 and June 30, 2008 totaled $1,187,000 and zero, respectively, and the net carrying amount of tradenames related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 and June 30, 2008 totaled $3,250,000 and $2,300,000, respectively, as described more fully in Note 7, “Discontinued Operations.”
     Impairment charges related to intangible assets of zero and $2.2 million related to the Company’s Publishing business are reflected under discontinued operations during the three and six months ended June 30, 2008, respectively. There were no impairment charges related to intangible assets during the six months ended June 30, 2007. See Note 7, “Discontinued Operations.”

Note 3 — Other Balance Sheet Components

	December 31,	June 30,
	2007	2008
	(In thousands)
Accounts receivable:
Trade accounts receivable	$3,694	$1,641
Less: Allowance for doubtful accounts	(15)	(17)

	$3,679	$1,624

     In the three months ended June 30, 2007 and 2008, the Company provided for an increase (decrease) in the allowance for doubtful accounts of ($8,000) and $22,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling zero and $22,000, respectively. In the six months ended June 30, 2007 and 2008, the Company provided for an increase (decrease) in the allowance for doubtful accounts of ($6,000) and $26,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling zero and $24,000, respectively. The allowance for doubtful accounts related to the Company’s Publishing business that has been classified as assets of discontinued operations as of December 31, 2007 and June 30, 2008 totaled $486,000 and $374,000, respectively, as described more fully in Note 7, “Discontinued Operations.”

	December 31,	June 30,
	2007	2008
	(In thousands)
Property and equipment:
Computer equipment and software	$9,661	$9,304
Furniture and fixtures	992	875
Leasehold improvements	1,971	1,686
Website development costs	6,453	7,132

	19,077	18,997
Less: Accumulated depreciation and amortization	(11,256)	(12,742)

	$7,821	$6,255

     In the three months ended June 30, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $1,112,000 and $1,031,000, respectively. In the six months ended June 30, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $2,322,000 and $2,147,000, respectively. In the three months ended June 30, 2007 and 2008, the Company recorded non-cash impairment charges of $374,000 and zero, respectively. In the six months ended June 30, 2007 and 2008, the Company recorded non-cash impairment charges of $467,000 and zero, respectively.

	December 31,	June 30,
	2007	2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,110	$782
Other accrued liabilities	778	593

	$1,888	$1,375

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
Note 5 — Issuance of Warrant
     In January 2008, the Company retained Allen & Company LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and vested with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting date. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen surrendered for cancellation a 75,000 share warrant previously issued to it in May 2007. The Company valued the portion of the warrant which vested on issuance at $228,000 and the portion of the warrant which vested on May 14, 2008 at $44,000 by using the Black-Scholes option pricing model with an expected volatility factor of 146.1%, risk-free interest rate of 3.39%, no dividend yield and the contractual life of ten years. The value of the remaining unvested portion of the warrant is reassessed quarterly until vested in May 2009. The warrant expires in January 2018. The Company recorded $69,000 and $74,000 in the three months ended June 30, 2007 and 2008, respectively, and $69,000 and $165,000 in the six months ended June 30, 2007 and 2008, respectively, of non-cash services expense associated with these warrants.
Note 6 — Stock-Based Compensation
     Stock Options
     During the six months ended June 30, 2008, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the six months ended June 30, 2008 (in thousands):

Shares
Outstanding at January 1, 2008	129
Forfeited/expired/cancelled	(10)

Outstanding at June 30, 2008	119

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the six months ended June 30, 2008 (in thousands):

Shares
Unvested at January 1, 2008	49
Granted	1
Vested	(15)
Forfeited	(2)

Unvested at June 30, 2008	33

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $4.14 per share.
     Scheduled vesting for outstanding restricted stock grants at June 30, 2008 is as follows (in thousands):

Year Ending December 31,
2008 (remaining six months)	3
2009	17
2010	13

33

Note 7 — Discontinued Operations
     In an effort to simplify the Company’s business model, the Company discontinued its Travel and Events businesses during 2007. In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all of the assets of RSVP.
     In April 2008, the Company entered into a binding letter of intent to sell the Company’s Publishing business, which includes the operations of LPI and SpecPub, to Regent Releasing, L.L.C. or its designee (“Regent”), an affiliate of here! Networks. The letter of intent includes marketing commitments and cash payments by Regent of $6.5 million, the assumption of the majority of the operating liabilities of the Company’s Publishing business, and commitments by the Company to provide certain marketing and advertising services to Regent. Regent’s acquisition of the assets and assumption of the liabilities of the Publishing business will be accomplished through a put/call mechanism. Regent has the right to acquire the assets and liabilities from May 31, 2008 to August 31, 2008 (the “Call”). The Company has the right to transfer the assets and liabilities from June 30, 2008 to August 31, 2008 (the “Put”). The Put or the Call must be exercised no later than August 21, 2008, and the transaction is expected to close on or before August 31, 2008.
     As a result of the sale of the Company’s interest in DSW, the sale of substantially all the assets of RSVP, the agreement to sell substantially all of the assets of LPI and SpecPub and the Company’s decision to exit its Publishing and Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008 in accordance with FAS 144. The Company has reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2007 and June 30, 2008. In addition, the Company has segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of the Company’s Publishing segment.
     As a result of the agreement to sell LPI, the Company reduced the net carrying value of the LPI reporting unit by $2.0 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. As a result of the agreement to sell SpecPub, the Company reduced the net carrying value of the SpecPub reporting unit by $4.3 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. These reductions in carrying value are reflected in impairment of goodwill and intangible assets in the results of discontinued operations. The Company reviewed the net carrying values of its LPI and SpecPub reporting units at June 30, 2008 and deemed that no impairment had occurred in the three months ended June 30, 2008. In estimating the reduction in carrying value of these reporting units, management relied on a number of estimates in calculating the amounts attributable to the consummation of this sales transaction. There are inherent uncertainties related to these estimates and management’s judgment in applying them to the estimated impairment. Accordingly, the Company may revise its estimates of the impairment.
     The results of discontinued operations for the three months ended June 30, 2007 were as follows (in thousands):

	Three months ended June 30, 2007
	LPI	SpecPub	RSVP	Total
Total revenue	$5,196	$1,745	$4,773	$11,714
Operating costs and expenses:
Cost of revenue	3,456	1,090	5,621	10,167
Sales and marketing	1,298	376	506	2,180
General and administrative	805	287	104	1,196
Depreciation and amortization	249	123	89	461
Impairment of goodwill	15,700	5,400	3,800	24,900

Total operating costs and expenses	21,508	7,276	10,120	38,904

Loss from operations	(16,312)	(5,531)	(5,347)	(27,190)
Other income (expense), net	(99)	(43)	11	(131)

Loss from discontinued operations	$(16,411)	$(5,574)	$(5,336)	$(27,321)

The results of discontinued operations for the three months ended June 30, 2008 were as follows (in thousands):

	Three months ended June 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,754	$1,091	$—	$5,845
Operating costs and expenses:
Cost of revenue	3,378	866	(8)	4,236
Sales and marketing	1,338	276	(20)	1,594
General and administrative	613	43	1	657
Depreciation and amortization	19	1	—	20
Impairment of goodwill and intangible assets	—	—	—	—

Total operating costs and expenses	5,348	1,186	(27)	6,507

Income (loss) from operations	(594)	(95)	27	(662)
Other income (expense), net	(6)	—	—	(6)

Income (loss) from discontinued operations	$(600)	$(95)	$27	$(668)

The results of discontinued operations for the six months ended June 30, 2007 were as follows (in thousands):

	Six months ended June 30, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$9,714	$3,322	$9,168	$2	$22,206
Operating costs and expenses:
Cost of revenue	6,631	2,052	11,035	—	19,718
Sales and marketing	2,534	770	1,195	37	4,536
General and administrative	1,707	433	251	1	2,392
Depreciation and amortization	504	249	169	—	922
Impairment of goodwill	15,700	5,400	3,800	—	24,900

Total operating costs and expenses	27,076	8,904	16,450	38	52,468

Loss from operations	(17,362)	(5,582)	(7,282)	(36)	(30,262)
Other income (expense), net	(225)	(99)	18	—	(306)

Loss from discontinued operations	$(17,587)	$(5,681)	$(7,264)	$(36)	$(30,568)

The results of discontinued operations for the six months ended June 30, 2008 were as follows (in thousands):

	Six months ended June 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$8,759	$2,224	$—	$10,983
Operating costs and expenses:
Cost of revenue	6,866	1,818	(20)	8,664
Sales and marketing	2,706	594	(19)	3,281
General and administrative	1,234	158	3	1,395
Depreciation and amortization	71	3	—	74
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	12,855	6,867	(36)	19,686

Income (loss) from operations	(4,096)	(4,643)	36	(8,703)
Other income (expense), net	(12)	1	—	(11)

Income (loss) from discontinued operations	$(4,108)	$(4,642)	$36	$(8,714)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2007			June 30, 2008
	LPI	SpecPub	Total	LPI	SpecPub	Total
Current assets of discontinued operations:
Accounts receivable, net	$3,189	$977	$4,166	$2,392	$521	$2,913
Inventory	1,113	314	1,427	1,165	249	1,414
Prepaid expenses and other current assets	1,251	504	1,755	1,056	356	1,412

	$5,553	$1,795	$7,348	$4,613	$1,126	$5,739

Long-term assets of discontinued operations:
Property and equipment, net	$620	$54	$674	$1,025	$52	$1,077
Goodwill	1,427	2,708	4,135	—	—	—
Intangible assets, net	1,870	2,567	4,437	1,319	981	2,300
Other assets	58	51	109	21	20	41

	$3,975	$5,380	$9,355	$2,365	$1,053	$3,418

Current liabilities of discontinued operations:
Accounts payable	$494	$74	$568	$559	$126	$685
Accrued expenses and other liabilities	603	161	764	542	109	651
Deferred revenue, current portion	1,717	1,434	3,151	1,847	1,593	3,440
Capital lease obligations, current portion	23	7	30	128	8	136

	$2,837	$1,676	$4,513	$3,076	$1,836	$4,912

Long-term liabilities of discontinued operations:
Deferred revenue, less current portion	$1,089	$578	$1,667	$1,044	$549	$1,593
Deferred rent, less current portion	158	177	335	170	20	190
Capital lease obligations, less current portion	104	24	128	131	—	131

	$1,351	$779	$2,130	$1,345	$569	$1,914

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
     On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. On April 6, 2008, our Board of Directors approved the decision to enter into a binding letter of intent relating to the sale of our publishing business to Regent Releasing, L.L.C. or its designee (“Regent”), an affiliate of here! Networks, as more fully described in Note 7 — “Discontinued Operations” in our Notes to Unaudited Condensed Consolidated Financial Statements. The transaction is expected to close on or before August 31, 2008.
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
     The April 2008 letter of intent with Regent to sell our publishing business provides for the sale of substantially all the assets of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SpecPub”), which together comprise our Publishing segment. As a result of the divestitures of RSVP, DSW, LPI and SpecPub and our decision to exit the Travel and Events and Publishing businesses, we have one segment remaining as of June 30, 2008: Online. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub in discontinued operations within the consolidated financial statements.
     The process of exploring all of our strategic alternatives with Allen & Co., including a possible sale of the Company, is ongoing and remains active with respect to our online business.
     Executive Operating and Financial Summary
     Our total revenue was $5.5 million in the three months ended June 30, 2008, decreasing 20% from total revenue of $6.8 million in the three months ended June 30, 2007. Our total revenue was $10.3 million in the six months ended June 30, 2008, decreasing 21% from total revenue of $13.1 million in the six months ended June 30, 2007. These decreases were primarily due to decreases in our advertising revenues as a result of turnover in our advertising sales group and the discontinuance of local advertising sales, a reduction in online subscribers to our Gay.com website and the closing of our international offices in conjunction with our July 2007 reorganization plan, offset partially by $0.3 million of advertising revenue related to marketing and advertising services provided to Regent as part of the binding letter of intent with Regent.
     Total operating costs and expenses were $6.4 million in the three months ended June 30, 2008, decreasing 37% from total operating costs and expenses of $10.1 million in the three months ended June 30, 2007. Total operating costs and expenses were $13.6 million in the six months ended June 30, 2008, decreasing 31% from total operating costs and expenses of $19.8 million in the six months ended June 30, 2007. These decreases were primarily due to a reduction in compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, a reduction in expenses related to the closure of our international offices in conjunction with our July 2007 reorganization plan, a decrease in advertising, marketing and market research expenses, reductions in legal, accounting, contract labor expenses and outsourced managed services and a reduction in stock-based compensation expense. Compensation and employee related costs during the six months ended June 30, 2007 included severance and other costs related to the departure of our former Chief Technology Officer and our former President and Chief Operating Officer.
     Loss from operations was $0.9 million in the three months ended June 30, 2008, compared to loss from operations of $3.3 million in the three months ended June 30, 2007. This decrease in loss from operations was the result of the $3.7 million reduction in operating costs and expenses noted above, offset partially by the $1.3 million decrease in total revenue noted above. Loss from operations was $3.3 million in the six months ended June 30, 2008, compared to loss from operations of $6.7 million in the six months ended June 30, 2007. This decrease in loss from operations was the result of the $6.2 million reduction in operating costs and expenses noted above, offset partially by the $2.8 million decrease in total revenue noted above. The net reduction in loss from operations due to the closure of our international offices was approximately $0.5 million and $0.8 million, respectively, in the three and six months ended June 30, 2008. The net reduction in loss from operations due to non-recurring severance and related costs was approximately $0.5 million in the six months ended June 30, 2008.
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
     We expect our operating loss will continue to decrease for the remainder of fiscal 2008 in comparison to fiscal 2007 due to the non-recurrence in fiscal 2008 of impairment charges recognized in fiscal 2007. However, we expect to incur additional expenses in re-designing our technological architecture, rewriting our web applications and deploying a new technology platform and new networks during fiscal 2008.
Results of Operations
     Revenue
     Advertising Services. We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising services revenue was $1.8 million in the three months ended June 30, 2008, a decrease of 28% from the three months ended June 30, 2007. Advertising services revenue was $2.9 million in the six months ended June 30, 2008, a decrease of 35% from the six months ended June 30, 2007. These decreases in advertising services revenue were due to turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices in conjunction with our July 2007 reorganization plan, offset partially by $0.3 million of advertising revenue related to marketing and advertising services provided to Regent as part of the binding letter of intent with Regent.
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
     Subscription Services. We derive online subscription services revenue from paid membership subscriptions to our online media properties. Our subscription services revenue was $3.6 million in the three months ended June 30, 2008, a decrease of 14% from the three months ended June 30, 2007. Our subscription services revenue was $7.3 million in the six months ended June 30, 2008, a decrease of 13% from the six months ended June 30, 2007. These decreases in subscription services revenue were due primarily to a reduction in the number of online subscribers to our Gay.com website and, to a lesser extent, to the closure of our international offices in conjunction with our July 2007 reorganization plan.
     For the remainder of fiscal 2008, we expect total subscription services revenue to decrease in comparison to fiscal 2007, as a result of a reduction in online subscribers.
     Transaction Services. Transaction services revenue includes revenue generated from the sale of products through our transaction-based websites. Our transaction services revenue totaled $0.1 million and $0.1 million in the three months ended June 30, 2008 and

2007, respectively. Our transaction services revenue totaled $0.1 million and $0.3 million in the six months ended June 30, 2008 and 2007, respectively. The decrease in transactions services revenue was due to a decrease in sales of products on our transaction-based website properties.
     For the remainder of fiscal 2008, we expect transaction services revenue to continue to decrease slightly in comparison to fiscal 2007.
     Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $2.1 million in the three months ended June 30, 2008, decreasing 39% from cost of revenue of $3.5 million in the three months ended June 30, 2007. Cost of revenue was $4.6 million in the six months ended June 30, 2008, decreasing 26% from cost of revenue of $6.2 million in the six months ended June 30, 2007. Cost of revenue was 39% as a percentage of total revenue for the three months ended June 30, 2008, down from 51% in the three months ended June 30, 2007. Cost of revenue was 44% as a percentage of total revenue for the six months ended June 30, 2008, down from 47% in the six months ended June 30, 2007. These decreases were due to decreases in consumer marketing, credit card fees and advertising servicing costs, along with a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan, an overall decrease in compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, and a decrease in consulting services. Compensation and employee related costs during the six months ended June 30, 2007 included severance and other costs related to the departure of our former Chief Technology Officer.
     For the remainder of fiscal 2008, we expect cost of revenue and cost of revenue as a percentage of revenue to increase over fiscal 2007 as we deploy a new core technology platform for our websites.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $1.5 million in the three months ended June 30, 2008, decreasing 35% from sales and marketing expenses of $2.4 million in the three months ended June 30, 2007. Sales and marketing expenses were $3.1 million in the six months ended June 30, 2008, decreasing 35% from sales and marketing expenses of $4.9 million in the six months ended June 30, 2007. Sales and marketing expenses as a percentage of revenue were 28% for the three months ended June 30, 2008, down from 35% in the three months ended June 30, 2007. Sales and marketing expenses as a percentage of revenue were 31% for the six months ended June 30, 2008, down from 37% in the six months ended June 30, 2007. These decreases were primarily due to a reduction in expenses related to the closing of our international offices in conjunction with our July 2007 reorganization plan, decreased advertising and market research expenses, decreased compensation and employee related costs as a result of reduced headcount, a decrease in stock-based compensation expenses and decreases in contract labor expenses.
     For the remainder of fiscal 2008, we expect sales and marketing expenses and sales and marketing as a percentage of revenue to vary in comparison to fiscal 2007 depending on the timing of planned advertising to coincide with certain product development milestones.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $1.7 million for the three months ended June 30, 2008, decreasing 42% from general and administrative expenses of $2.9 million in the three months ended June 30, 2007. Our general and administrative expenses were $3.7 million for the six months ended June 30, 2008, decreasing 39% from general and administrative expenses of $6.1 million in the six months ended June 30, 2007. General and administrative expenses as a percentage of revenue were 31% for the three months ended June 30, 2008, down from 42% in the three months ended June 30, 2007. General and administrative expenses as a percentage of revenue were 36% for the six months ended June 30, 2008, down from 47% in the six months ended June 30, 2007. These decreases were due to decreases in legal and accounting expenses, compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, contract labor expense, stock-based compensation expense and a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan. Compensation and employee related costs during the six months ended June 30, 2007 included severance and other costs related to the departure of our former President and Chief Operating Officer.
     For the remainder of fiscal 2008, we expect general and administrative expenses to decrease from fiscal 2007 primarily due to decreased compensation and employee related costs as a result of decreases in headcount and decreased legal costs.
     Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2008, decreasing 25% from depreciation and amortization expense of $1.4 million in the three months ended June 30, 2007. Depreciation and amortization expense was $2.1 million for the six months ended June 30, 2008, decreasing 18% from depreciation and amortization expense of $2.6 million in the three months ended June 30, 2007. These decreases were primarily due to a decrease in depreciable assets in service during the three and six months ended June 30, 2008 compared to the prior year periods.
     For the remainder of fiscal 2008, we expect depreciation and amortization expense will increase over fiscal 2007 as our existing work in progress, including the re-launch of our websites, is placed into service and as a result of additional capital investments to support our on-going product development.
     Other Income and Expenses
     Interest Expense. Interest expense was $37,000 and $445,000 for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $80,000 and $814,000 for the six months ended June 30, 2008 and 2007, respectively. Interest expense in the three and six months ended June 30, 2007 included $392,000 and $706,000, respectively, of interest expense and amortization of the loan discount on notes payable that were repaid in full in July 2007.
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, short-term investments and restricted cash. Other income, net was $44,000 and $94,000 in the three months ended June 30, 2008 and 2007, respectively. Other income, net was $111,000 and $254,000 in the six months ended June 30, 2008 and 2007, respectively. These decreases were primarily due to decreases in interest income resulting from lower cash balances.
     Discontinued Operations
     In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, we sold substantially all of the assets of RSVP. In April 2008, we entered into a binding letter of intent with Regent to sell our Publishing business to Regent, which includes the operations of LPI and SpecPub. As a result of the sale of our interest in DSW, the sale of substantially all the assets of RSVP, the agreement to sell substantially all of the assets of LPI and SpecPub and our decision to exit our Publishing and Travel and Events businesses, we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008 in accordance with FAS 144. We have reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheets as of December 31, 2007 and June 30, 2008. In addition, we have segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of our Publishing segment.
     As a result of the agreement to sell LPI, we reduced the net carrying value of the LPI reporting unit by $2.0 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. As a result of the agreement to sell SpecPub, we reduced the net carrying value of the SpecPub reporting unit $4.3 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. These reductions in carrying value are reflected in impairment of goodwill and intangible assets in the results of discontinued operations. We reviewed the carrying values of the LPI and SpecPub reporting units at June 30, 2008 and deemed that no impairment had occurred in the three months ended June 30, 2008. In estimating the reduction in carrying value of these reporting units, we relied on a number of estimates in calculating the amounts attributable to the consummation of this sales transaction. There are inherent uncertainties related to these estimates and our judgment in applying them to the estimated impairment. Accordingly, we may revise our estimates of the impairment.
     The results of discontinued operations for the three months ended June 30, 2007 were as follows (in thousands):

	Three months ended June 30, 2007
	LPI	SpecPub	RSVP	Total
Total revenue	$5,196	$1,745	$4,773	$11,714
Operating costs and expenses:
Cost of revenue	3,456	1,090	5,621	10,167
Sales and marketing	1,298	376	506	2,180
General and administrative	805	287	104	1,196
Depreciation and amortization	249	123	89	461
Impairment of goodwill	15,700	5,400	3,800	24,900

Total operating costs and expenses	21,508	7,276	10,120	38,904

Loss from operations	(16,312)	(5,531)	(5,347)	(27,190)
Other income (expense), net	(99)	(43)	11	(131)

Loss from discontinued operations	$(16,411)	$(5,574)	$(5,336)	$(27,321)

     The results of discontinued operations for the three months ended June 30, 2008 were as follows (in thousands):

	Three months ended June 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,754	$1,091	$—	$5,845
Operating costs and expenses:
Cost of revenue	3,378	866	(8)	4,236
Sales and marketing	1,338	276	(20)	1,594
General and administrative	613	43	1	657
Depreciation and amortization	19	1	—	20
Impairment of goodwill	—	—	—	—

Total operating costs and expenses	5,348	1,186	(27)	6,507

Income (loss) from operations	(594)	(95)	27	(662)
Other income (expense), net	(6)	—	—	(6)

Income (loss) from discontinued operations	$(600)	$(95)	$27	$(668)

     The results of discontinued operations for the six months ended June 30, 2007 were as follows (in thousands):

	Six months ended June 30, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$9,714	$3,322	$9,168	$2	$22,206
Operating costs and expenses:
Cost of revenue	6,631	2,052	11,035	—	19,718
Sales and marketing	2,534	770	1,195	37	4,536
General and administrative	1,707	433	251	1	2,392
Depreciation and amortization	504	249	169	—	922
Impairment of goodwill and intangible assets	15,700	5,400	3,800	—	24,900

Total operating costs and expenses	27,076	8,904	16,450	38	52,468

Loss from operations	(17,362)	(5,582)	(7,282)	(36)	(30,262)
Other income (expense), net	(225)	(99)	18	—	(306)

Loss from discontinued operations	$(17,587)	$(5,681)	$(7,264)	$(36)	$(30,568)

     The results of discontinued operations for the six months ended June 30, 2008 were as follows (in thousands):

	Six months ended June 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$8,759	$2,224	$—	$10,983
Operating costs and expenses:
Cost of revenue	6,866	1,818	(20)	8,664
Sales and marketing	2,706	594	(19)	3,281
General and administrative	1,234	158	3	1,395
Depreciation and amortization	71	3	—	74
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	12,855	6,867	(36)	19,686

Income (loss) from operations	(4,096)	(4,643)	36	(8,703)
Other income (expense), net	(12)	1	—	(11)

Income (loss) from discontinued operations	$(4,108)	$(4,642)	$36	$(8,714)

     Liquidity and Capital Resources
     Cash provided by operating activities for the six months ended June 30, 2008 was $1.7 million, due primarily to decreases in accounts receivable and increases in deferred revenue and non-cash charges related to depreciation and amortization, offset partially by our loss from continuing operations of $3.3 million and net cash used in operating activities of discontinued operations of $0.8 million. Cash used in operating activities for the six months ended June 30, 2007 was $4.4 million, and was primarily attributable to our loss from continuing operations of $7.3 million and net cash used in operating activities of discontinued operations of $2.6 million, partially offset by non-cash charges related to depreciation and amortization expense and a decrease in accounts receivable.
     Cash used in investing activities in the six months ended June 30, 2008 was $2.0 million and was primarily attributable to purchases of property and equipment and an increase in restricted cash related to reserves required by our credit card processor in order to cover any exposure that they may have as we collect revenue in advance of providing services to our customers. Cash provided by investing activities in the six months ended June 30, 2007 was $3.1 million and was primarily attributable to sales of short-term investments and changes in restricted cash, offset partially by purchases of property and equipment.
     Net cash used in financing activities in the six months ended June 30, 2008 was $0.4 million, due primarily to principal payments under capital lease obligations. Net cash used in financing activities in the six months ended June 30, 2007 was $1.3 million, due primarily to principal payments under capital lease obligations and notes payable.
     We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends and accounts receivable collections.
     During the six months ended June 30, 2008, we invested $1.1 million in property and equipment of which $0.1 million was financed through capital leases. 100% of this investment related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2008, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
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
     Based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months, although we can provide no assurances in that regard. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. We are actively considering such strategic alternatives, and, in April 2008, we entered into an agreement to sell substantially all the assets of our Publishing business. If we are unable to complete the sale of our Publishing business, we may need to reduce our planned operations and cannot provide any assurance that our assets will be sufficient to meet our liabilities.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of June 30, 2008.
     Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2008	2009-2010	2011-2012
Contractual obligations:
Capital leases	$1,320	$442	$852	$26
Operating leases	9,022	1,209	4,849	2,964

Total contractual obligations	$10,342	$1,651	$5,701	$2,990

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
     Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’ “. FAS 162 is not expected to have a material impact on our financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142 in order to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of FSP FAS 142-3.
     In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), to partially defer SFAS 157, Fair Value Measurements (“FAS 157”). FSP FAS 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2008 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of June 30, 2008, our accumulated deficit was approximately $101.4 million. Although we had positive net income in the year ended December 31, 2005, we experienced net losses of $3.7 million and $51.2 million for the years ended December 31, 2006 and 2007, respectively, and a net loss of $12.0 million in the six months ended June 30, 2008, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings or publications to be of high quality or sufficient breadth, if we introduce new services or publications that are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2007 and the six months ended June 30, 2008, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total online subscribers, or members with a paid subscription plan.
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

Our core revenue-generating software applications are written on a technology platform that has become increasingly difficult to support. As we convert our applications onto a more stable, supportable platform—a process that requires time and financial investment—we face the risk of not being able to maintain or enhance the functionality of our websites. As a result we may lose market share and our revenue may further decline.
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
     In December 2007, we completed the sale of substantially all of the assets of our travel and events business, RSVP. On April 6, 2008, we entered into a binding letter of intent with Regent Releasing, L.L.C. relating to the sale of our publishing business, including substantially all of the assets of our subsidiaries LPI and SpecPub. This transaction is expected to close on or before August 31, 2008. These divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities have not been realized. For example, during fiscal 2007, we recorded goodwill impairment charges of $21.5 million and $4.0 million in discontinued operations due to lower revenue than expected related to our publishing and travel businesses, respectively;

•	the potential diversion of significant management attention and significant financial resources from the ongoing development of our business during the implementation of a divestiture;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees as a result of the divestiture of certain businesses;

•	the potential impairment of relationships with our subscribers, advertisers, customers and partners as a result of the divestiture of certain businesses; and

•	the difficulty in attracting and retaining qualified management to lead the retained businesses.
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
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer hardware and telecommunications failures, software failures, computer viruses, security breaches, catastrophic events, errors in design, installation, configuration and usage by our employees, errors in usage by our customers, risks inherent in upgrades and transitions to new hardware and software systems and network devices, or the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’ email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
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
     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. We may also attract claims that our print and online media properties have violated the copyrights, rights of privacy, or other rights of third parties. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.
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

properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. In addition, we may be deemed a primary producer under the CPO Act because a portion of one of the businesses we acquired in the LPI acquisition is involved in production of adult content. Enforcement of these regulations as to secondary producers was stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that allegedly were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. In April 2007, the court lifted the stay on enforcement against secondary producers. Additionally, in June 2007 and June 2008, the DOJ issued new proposed regulations to implement the Walsh Act and amended CPO Act. The public comment period for the proposed regulations closed in September 2007 for those proposed regulations issued in June 2007 and will close in August 2008 for those proposed regulations issued in June 2008. It is anticipated that these new proposed regulations will be challenged in court on various constitutional grounds and that another stay against enforcement of these regulations will be sought. In October 2007, the Sixth Circuit Court of Appeals ruled that the CPO Act was unconstitutional. The DOJ appealed that decision in January 2008 and the Sixth Circuit Court of Appeals has agreed to hear the appeal en banc. If the FBI continues to inspect businesses that are allegedly secondary producers and there are no legal challenges to the CPO Act, the Walsh Act or the new regulations purporting to implement these acts, or if these challenges are unsuccessful, we may be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscriber growth.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through August 1, 2008, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $1.75 to $136.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchase activity during the three months ended June 30, 2008 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
April 1, 2008 — April 30, 2008	—	$—	—	—
May 1, 2008 — May 31, 2008	—	—	—	—
June 1, 2008 — June 30, 2008	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 annual meeting of stockholders was held on June 11, 2008 to elect two directors to the board of directors and to ratify the appointment of Stonefield Josephson, Inc. as our independent public auditors for the fiscal year ending December 31, 2008.
     In the election of directors, both director nominees were elected with the following votes:

	Number of Votes
Nominee	For	Withheld
Phillip S. Kleweno	2,427,439	77,686
John E. Marcom, Jr.	2,427,453	77,672
     The stockholders voted in favor of the ratification of the appointment of Stonefield Josephson, Inc. as our independent public auditors for the fiscal year ending December 31, 2008 as follows:

	Number of Votes			Broker
	For	Against	Abstain	Non-Votes
Ratification of appointment of auditors	2,488,046	13,454	3,625	—
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

Date: August 6, 2008
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