Form 10-Q
period 2008-09-30
PLANETOUT INC
filed 2008-10-31
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes     ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of October 30, 2008 was 4,088,889.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended September 30, 2008

PAGE
PART I — FINANCIAL INFORMATION	1
Item 1 Financial Statements	1
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2008 and the Nine Months Ended September 30, 2007 and 2008	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2008	3
Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4T Controls and Procedures	23
PART II — OTHER INFORMATION	24
Item 1 Legal Proceedings	24
Item 1A Risk Factors	24
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3 Defaults Upon Senior Securities	33
Item 4 Submission of Matters to a Vote of Security Holders	33
Item 5 Other Information	33
Item 6 Exhibits	33
SIGNATURES	35
EXHIBIT INDEX	36

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,534	$8,202
Restricted cash	167	1,587
Accounts receivable, net	3,679	1,249
Prepaid expenses and other current assets	937	772
Current assets of discontinued operations	7,348	—

Total current assets	20,665	11,810
Property and equipment, net	7,821	5,789
Goodwill	2,988	2,988
Other assets	523	409
Long-term assets of discontinued operations	9,355	—

Total assets	$41,352	$20,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$731
Accrued expenses and other liabilities	1,888	2,331
Deferred revenue	4,042	4,151
Capital lease obligations, current portion	815	944
Deferred rent, current portion	264	299
Current liabilities of discontinued operations	4,513	—

Total current liabilities	12,367	8,456
Capital lease obligations, less current portion	880	176
Deferred rent, less current portion	1,066	1,042
Long-term liabilities of discontinued operations	2,130	—

Total liabilities	16,443	9,674

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 4,096 and 4,089 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	40	40
Additional paid-in capital	114,406	114,999
Accumulated other comprehensive loss	(85)	(86)
Accumulated deficit	(89,452)	(103,631)

Total stockholders’ equity	24,909	11,322

Total liabilities and stockholders’ equity	$41,352	$20,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue:
Advertising services	$2,441	$1,725	$6,887	$4,621
Subscription services	3,924	3,313	12,257	10,578
Transaction services	95	80	380	216

Total revenue	6,460	5,118	19,524	15,415

Operating costs and expenses: (*)
Cost of revenue	2,577	2,309	8,764	6,883
Sales and marketing	2,103	1,511	6,971	4,656
General and administrative	2,787	1,726	8,923	5,445
Restructuring	581	—	581	—
Depreciation and amortization	1,453	1,010	4,073	3,157

Total operating costs and expenses	9,501	6,556	29,312	20,141

Loss from operations	(3,041)	(1,438)	(9,788)	(4,726)
Interest expense	(750)	(29)	(1,564)	(109)
Other income, net	158	46	412	157

Loss from continuing operations before income taxes	(3,633)	(1,421)	(10,940)	(4,678)
Benefit for income taxes	6	—	6	—

Loss from continuing operations	(3,627)	(1,421)	(10,934)	(4,678)
Loss from and loss on sale of discontinued operations, net of tax	(1,628)	(787)	(32,196)	(9,501)

Net loss	$(5,255)	$(2,208)	$(43,130)	$(14,179)

Loss per share from continuing operations:
Basic and diluted	$(0.93)	$(0.35)	$(4.46)	$(1.15)

Loss per share from discontinued operations:
Basic and diluted	$(0.42)	$(0.19)	$(13.13)	$(2.34)

Net loss per share:
Basic and diluted	$(1.34)	$(0.54)	$(17.58)	$(3.50)

Weighted-average shares used to compute net loss per share — basic and diluted	3,920	4,061	2,453	4,053

(*) Includes stock-based compensation as follows (see Note 1):
Cost of revenue	$36	$28	$152	$93
Sales and marketing	2	1	30	5
General and administrative	129	84	389	262

Total stock-based compensation	$167	$113	$571	$360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended Septmeber 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(43,130)	$(14,179)
Net loss from and loss on sale of discontinued operations, net of tax	32,196	9,501
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,073	3,157
Non-cash services expense	135	241
Provision for (reversal of) doubtful accounts	(21)	71
Restructuring	203	—
Stock-based compensation	571	360
Amortization of debt discount	392	—
Amortization of deferred rent	(162)	(198)
Loss on disposal or write-off of property and equipment	507	—
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	1,440	2,646
Prepaid expenses and other assets	274	347
Accounts payable	34	(114)
Accrued expenses and other liabilities	(102)	437
Deferred revenue	(354)	109

Net cash provided by (used in) operating activities of continuing operations	(3,944)	2,378
Net cash provided by (used in) operating activities of discontinued operations	(9,747)	999

Net cash provided by (used in) operating activities	(13,691)	3,377

Cash flows from investing activities:
Purchases of property and equipment	(2,656)	(1,681)
Sales of short-term investments	2,050	—
Changes in restricted cash	2,688	(1,420)

Net cash provided by (used in) investing activities of continuing operations	2,082	(3,101)
Net cash used in investing activities of discontinued operations	(262)	—

Net cash provided by (used in) investing activities	1,820	(3,101)

Cash flows from financing activities:
Proceeds from exercise of common stock and warrants	78	—
Proceeds from equity financing, net of transaction costs of $2,183	24,017	—
Tax withholding payments reimbursed by restricted stock	(93)	(8)
Principal payments under capital lease obligations and notes payable	(10,800)	(599)

Net cash provided by (used in) financing activities	13,202	(607)

Effect of exchange rate on cash and cash equivalents	20	(1)

Net increase (decrease) in cash and cash equivalents	1,351	(332)
Cash and cash equivalents, beginning of period	9,674	8,534

Cash and cash equivalents, end of period	$11,025	$8,202

Supplemental disclosure of noncash investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$369	$80

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
     In November 2005, the Company acquired substantially all of the assets of LPI Media Inc. and related entities (“LPI”), which included the operations of the SpecPub asset group (“SpecPub”), and which the Company operated as wholly-owned subsidiaries. On August 13, 2008, the Company completed the sale of substantially all the assets of LPI and SpecPub. As a result of this sale and the Company’s decision to exit its Publishing business, the results of operations and financial position of LPI are reported in discontinued operations within the condensed consolidated financial statements. See Note 8, “Discontinued Operations.”
     In March 2006, the Company acquired substantially all of the assets of RSVP Productions, Inc. (“RSVP”), which the Company operated as a wholly-owned subsidiary. On December 14, 2007, the Company completed the sale of substantially all the assets of RSVP. As a result of this sale and the Company’s decision to exit its Travel and Events business, the results of operations and financial position of RSVP are reported in discontinued operations within the condensed consolidated financial statements. See Note 8, “Discontinued Operations.”
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
     Restricted Cash
     Restricted cash as of December 31, 2007 consists of $167,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for the Company’s New York office. Restricted cash as of September 30, 2008 consists of $1,587,000 of reserves required by the Company’s credit card processors of both its online and discontinued operations in order to cover any exposure that they may have as the Company collects revenue in advance of providing services to its customers.
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
     The Company determined that it had one reporting unit through December 31, 2006. On January 1, 2007, the Company determined that it had four reporting units and began operating in three segments. During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In August 2008, the Company divested itself of its Publishing business. The Company is currently operating in one segment, with one reporting unit.
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

     There were no goodwill impairment charges related to the Company’s Publishing business during the three months ended September 30, 2007 and 2008. Goodwill impairment charges of $21.1 million and $4.1 million related to the Company’s Publishing business are reflected under discontinued operations during the nine months ended September 30, 2007 and 2008, respectively. Goodwill impairment charges of $0.2 million and $4.0 million related to the Company’s Travel and Events Business are reflected under discontinued operations during the three and nine months ended September 30, 2007, respectively. There were no goodwill impairment charges related to the Company’s Travel and Events Business during the three and nine months ended September 30, 2008. See Note 8, “Discontinued Operations.”
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
     To date, the duration of the Company’s banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. The Company’s obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved.
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Total advertising costs in the three months ended September 30, 2007 and 2008 were $537,000 and $419,000, respectively. Total advertising costs in the nine months ended September 30, 2007 and 2008 were $1,635,000 and $1,164,000, respectively.
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
     Segment Reporting
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements as described more fully in Note 8, “Discontinued Operations.” The Publishing segment consisted of the Company’s print properties obtained in the acquisition of LPI, primarily magazines and its book publishing businesses. In August 2008, the Company sold substantially all the assets and liabilities of LPI. As a result of the sale of substantially all the assets of LPI and the Company’s decision to exit its Publishing business, the Company has reported the results of operations and financial position of LPI as discontinued operations within the consolidated financial statements as described more fully in Note 8, “Discontinued Operations.”
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007 or the nine months ended September 30, 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.
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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(5,255)	$(2,208)	$(43,130)	$(14,179)

Denominator for basic and diluted net loss per share:
Weighted-average shares	3,920	4,061	2,453	4,053

Net loss per share:
Basic and diluted	$(1.34)	$(0.54)	$(17.58)	$(3.50)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Nine months ended September 30,
	2007	2008
Common stock options and warrants	227	203
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
     During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In August 2008, the Company divested itself of its Publishing business. The Company is currently operating in one segment, with one reporting unit. There were no changes in the Company’s goodwill related to continuing operations during the nine months ended September 30, 2008.
     There were no goodwill impairment charges related to the Company’s Publishing business during the three months ended September 30, 2007 and 2008. Goodwill impairment charges of $21.1 million and $4.1 million related to the Company’s Publishing business are reflected under discontinued operations during the nine months ended September 30, 2007 and 2008, respectively. Goodwill impairment charges of $0.2 million and $4.0 million related to the Company’s Travel and Events Business are reflected under discontinued operations during the three and nine months ended September 30, 2007, respectively. There were no goodwill impairment charges related to the Company’s Travel and Events Business during the three and nine months ended September 30, 2008. See Note 8, “Discontinued Operations.”
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2007			September 30, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$3,278	$3,278	$—	$3,278	$3,278	$—
Tradenames	2,340	2,340	—	2,340	2,340	—
Other intangible assets	726	726	—	726	726	—

	$6,344	$6,344	$—	$6,344	$6,344	$—

     As of December 31, 2007 and September 30, 2008, the Company’s intangible assets were fully amortized. During the three and nine months ended September 30, 2007 and 2008, the Company did not record any amortization expense on its intangible assets. The net carrying amount of customer lists and user bases related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 totaled $1,187,000, and the net carrying amount of tradenames related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 totaled $3,250,000, as described more fully in Note 8, “Discontinued Operations.”
     There were no intangible asset impairment charges related to the Company’s Publishing business during the three months ended September 30, 2007 and 2008. Intangible asset impairment charges of zero and $2.1 million related to the Company’s Publishing business are reflected under discontinued operations during the nine months ended September 30, 2007 and 2008, respectively. Intangible asset impairment charges of $0.7 million and $0.7 million related to the Company’s Travel and Events Business are reflected under discontinued operations during the three and nine months ended September 30, 2007, respectively. There were no goodwill impairment charges related to the Company’s Travel and Events Business during the three and nine months ended September 30, 2008. See Note 8, “Discontinued Operations.”

Note 3 — Other Balance Sheet Components

	December 31,	September 30,
	2007	2008
	(In thousands)
Accounts receivable:
Trade accounts receivable	$3,694	$1,313
Less: Allowance for doubtful accounts	(15)	(64)

	$3,679	$1,249

     In the three months ended September 30, 2007 and 2008, the Company provided for an increase in the allowance for doubtful accounts of $29,000 and $45,000 respectively, and did not write-off any accounts receivable against the allowance for doubtful accounts in either period. In the nine months ended September 30, 2007 and 2008, the Company provided for an increase in the allowance for doubtful accounts of $23,000 and $71,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling zero and $23,000, respectively. The allowance for doubtful accounts related to the Company’s Publishing business that has been classified as assets of discontinued operations as of December 31, 2007 totaled $486,000, as described more fully in Note 8, “Discontinued Operations.”

	December 31,	September 30,
	2007	2008
	(In thousands)
Property and equipment:
Computer equipment and software	$9,661	$9,194
Furniture and fixtures	992	875
Leasehold improvements	1,971	1,686
Website development costs	6,453	7,628

	19,077	19,383
Less: Accumulated depreciation and amortization	(11,256)	(13,594)

	$7,821	$5,789

     In the three months ended September 30, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $1,453,000 and $1,010,000, respectively. In the nine months ended September 30, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $3,775,000 and $3,157,000, respectively. In the three months ended September 30, 2007 and 2008, the Company did not record any non-cash impairment charges. In the nine months ended September 30, 2007 and 2008, the Company recorded non-cash impairment charges of $467,000 and zero, respectively.

	December 31,	September 30,
	2007	2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,110	$700
Other accrued liabilities	778	1,631

	$1,888	$2,331

Note 4 — Commitments and Contingencies
     Retention and Severance Plan
     In an effort to provide certain employees with an incentive to remain committed to the Company’s business while it is evaluating its strategic alternatives, on January 11, 2008, the Company’s Board of Directors adopted a retention and severance plan for certain of its management staff (the “Plan”). The retention component of the Plan provides for certain cash payments if the eligible participant remains with the Company through December 31, 2008 (or a pro rata portion thereof if such participant is terminated without cause prior to that date). In addition, the severance component of the Plan provides for certain cash payments in the event of termination without cause at any time, unless the participant receives employment or an offer of employment from a successor to the Company. The Company has made payments under this Plan in the three months ended September 30, 2008 in connection with the sale of LPI and currently estimates that future payments under the Plan, including both the retention and the severance components, may result in an additional expense to the Company in the range of approximately $0.7 million to a maximum of approximately $1.6 million. The actual amounts will depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company, the timing and nature of any transaction resulting in a change of control and whether an acquirer chooses to retain the participant employees or to assume the Plan.
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
Note 5 — Stockholders’ Equity
     Equity Financing
     In July 2007, the Company closed its private placement financing with a group of accredited and institutional investors. The Company received an aggregate of approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of its common stock at a price of $11.50 per share (the “Private Placement”). The Company realized net proceeds of approximately $24.0 million from the Private Placement after deducting fees payable to the placement agent and other transaction costs. The Company used a portion of the proceeds to repay, in full, its indebtedness obligations under the notes payable issued in connection with the Company’s acquisition of the assets of LPI, as well as its obligations under loans from Orix. In August 2007, the Company filed a registration statement on Form S-3 with the SEC pursuant to which it registered for re-sale the shares sold in the Private Placement.
     Issuance of Warrant
     In January 2008, the Company retained Allen & Company LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and vested with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting date. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen surrendered for cancellation a 75,000 share warrant previously issued to it in May 2007. The Company valued the portion of the warrant which vested on issuance at $228,000 and the portion of the warrant which vested on May 14, 2008 at $44,000 by using the Black-Scholes option pricing model with an expected volatility factor of 146.1%, risk-free interest rate of 3.39%, no dividend yield and the contractual life of ten years. The value of the remaining unvested portion of the warrant is reassessed quarterly until vested in May 2009. The warrant expires in January 2018. The Company recorded $66,000 and $76,000 in the three months ended September 30, 2007 and 2008, respectively, and $135,000 and $241,000 in the nine months ended September 30, 2007 and 2008, respectively, of non-cash services expense associated with these warrants.
Note 6 — Stock-Based Compensation
     Stock Options
     During the nine months ended September 30, 2008, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the nine months ended September 30, 2008 (in thousands):

Shares
Outstanding at January 1, 2008	129
Forfeited/expired/cancelled	(13)

Outstanding at September 30, 2008	116

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.
     Restricted Stock
     The following table summarizes restricted stock grant activity for the nine months ended September 30, 2008 (in thousands):

Shares
Unvested at January 1, 2008	49
Granted	2
Vested	(19)
Forfeited	(2)

Unvested at September 30, 2008	30

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The weighted average grant date fair value for restricted stock grants awarded during the period was $3.18 per share.
     Scheduled vesting for outstanding restricted stock grants at September 30, 2008 is as follows (in thousands):

Year Ending December 31,
2008 (remaining three months)	1
2009	17
2010	12

30

Note 7 — Restructuring
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
Note 8 — Discontinued Operations
     In an effort to simplify the Company’s business model, the Company discontinued its Travel and Events businesses during 2007. In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all of the assets of RSVP.
     In August 2008, the Company completed the sale of its Publishing business, which included substantially all the assets of LPI and SpecPub, to Regent Entertainment Media Inc. (“Regent Entertainment”) the designee of Regent Releasing, L.L.C. (“Regent”), an affiliate of here! Networks. The sale was accomplished pursuant to a Put/Call Agreement between Regent, Regent Entertainment, PlanetOut, LPI and SpecPub and a Marketing Agreement between Regent and PlanetOut. These agreements include cash payments by Regent and Regent Entertainment of $6.5 million, the assumption of the majority of the operating liabilities of the Company’s Publishing business by Regent Entertainment, and commitments by the Company to provide certain marketing and advertising services to Regent through March 31, 2009. During the three and nine months ended September 30, 2008, the Company recorded a net loss on sale of discontinued operations of $0.1 million related to the sale of its Publishing business, which included $0.8 million of estimated direct costs incurred in connection with the sale. In estimating net loss on sale, management relied on a number of other estimates including estimates of the amounts attributable to the consummation of this sale transaction. Accordingly, the Company may revise its estimate of the net loss on sale of its Publishing business.

     As a result of the sale of the Company’s interest in DSW, the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and the Company’s decision to exit its Publishing and Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008 in accordance with FAS 144. The Company has reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2007. In addition, the Company has segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of the Company’s Publishing segment.
     As a result of the agreement to sell LPI, the Company reduced the net carrying value of the LPI reporting unit by $2.0 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. As a result of the agreement to sell SpecPub, the Company reduced the net carrying value of the SpecPub reporting unit by $4.3 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. These reductions in carrying value are reflected in impairment of goodwill and intangible assets in the results of discontinued operations. The Company reviewed the net carrying values of its LPI and SpecPub reporting units at August 13, 2008, the closing date for the sale, and deemed that no impairment had occurred subsequent to March 31, 2008. In estimating the reduction in carrying value of these reporting units, management relied on a number of estimates in calculating the amounts attributable to the consummation of this sale transaction.
     Restructuring costs of approximately $19,000, consisting of termination benefits related to the Company's Travel and Events business, were recorded in discontinued operations during the three and nine months ended September 30, 2007. Restructuring costs of approximately $892,000, consisting of termination benefits of approximately $351,000 and contract termination expenses of approximately $541,000 related to the Company's Publishing business, were recorded in discontinued operations during the three and nine months ended September 30, 2008.
     The results of discontinued operations for the three months ended September 30, 2007 were as follows (in thousands):

	Three months ended September 30, 2007
	LPI	SpecPub	RSVP	Total
Total revenue	$5,682	$1,584	$7,855	$15,121
Operating costs and expenses:
Cost of revenue	3,512	990	7,643	12,145
Sales and marketing	1,641	381	260	2,282
General and administrative	834	62	125	1,021
Restructuring	—	—	19	19
Depreciation and amortization	249	2	118	369
Impairment of goodwill and intangible assets	—	—	900	900

Total operating costs and expenses	6,236	1,435	9,065	16,736

Income (loss) from operations	(554)	149	(1,210)	(1,615)
Other income (expense), net	(14)	(4)	5	(13)

Income (loss) from discontinued operations	$(568)	$145	$(1,205)	$(1,628)

     The results of discontinued operations for the three months ended September 30, 2008 were as follows (in thousands):

	Three months ended September 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$3,810	$661	$—	$4,471
Operating costs and expenses:
Cost of revenue	2,313	465	—	2,778
Sales and marketing	640	92	(2)	730
General and administrative	383	52	1	436
Restructuring	795	97	—	892
Depreciation and amortization	256	28	—	284

Total operating costs and expenses	4,387	734	(1)	5,120

Income (loss) from operations	(577)	(73)	1	(649)
Other expense, net	(3)	—	—	(3)

Income (loss) from discontinued operations	(580)	(73)	1	(652)
Gain (loss) on sale of discontinued operations	(786)	651	—	(135)

Income (loss) from and loss on sale of discontinued operations	$(1,366)	$578	$1	$(787)

     The results of discontinued operations for the nine months ended September 30, 2007 were as follows (in thousands):

	Nine months ended September 30, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$15,396	$4,906	$17,023	$2	$37,327
Operating costs and expenses:
Cost of revenue	10,143	3,042	18,678	—	31,863
Sales and marketing	4,175	1,151	1,455	37	6,818
General and administrative	2,541	495	376	1	3,413
Restructuring	—	—	19	—	19
Depreciation and amortization	753	251	287	—	1,291
Impairment of goodwill and intangible assets	15,700	5,400	4,700	—	25,800

Total operating costs and expenses	33,312	10,339	25,515	38	69,204

Loss from operations	(17,916)	(5,433)	(8,492)	(36)	(31,877)
Other income (expense), net	(239)	(103)	23	—	(319)

Loss from discontinued operations	$(18,155)	$(5,536)	$(8,469)	$(36)	$(32,196)

     The results of discontinued operations for the nine months ended September 30, 2008 were as follows (in thousands):

	Nine months ended September 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$12,569	$2,885	$—	$15,454
Operating costs and expenses:
Cost of revenue	9,179	2,283	(20)	11,442
Sales and marketing	3,346	686	(21)	4,011
General and administrative	1,617	210	4	1,831
Restructuring	795	97	—	892
Depreciation and amortization	327	31	—	358
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	17,242	7,601	(37)	24,806

Income (loss) from operations	(4,673)	(4,716)	37	(9,352)
Other income (expense), net	(15)	1	—	(14)

Income (loss) from discontinued operations	(4,688)	(4,715)	37	(9,366)
Gain (loss) on sale of discontinued operations	(786)	651	—	(135)

Income (loss) from and loss on sale of discontinued operations	$(5,474)	$(4,064)	$37	$(9,501)

     The current and non-current assets and liabilities of discontinued operations as of December 31, 2007 were as follows (in thousands):

	December 31, 2007
	LPI	SpecPub	Total
Current assets of discontinued operations:
Accounts receivable, net	$3,189	$977	$4,166
Inventory	1,113	314	1,427
Prepaid expenses and other current assets	1,251	504	1,755

	$5,553	$1,795	$7,348

Long-term assets of discontinued operations:
Property and equipment, net	$620	$54	$674
Goodwill	1,427	2,708	4,135
Intangible assets, net	1,870	2,567	4,437
Other assets	58	51	109

	$3,975	$5,380	$9,355

Current liabilities of discontinued operations:
Accounts payable	$494	$74	$568
Accrued expenses and other liabilities	603	161	764
Deferred revenue, current portion	1,717	1,434	3,151
Capital lease obligations, current portion	23	7	30

	$2,837	$1,676	$4,513

Long-term liabilities of discontinued operations:
Deferred revenue, less current portion	$1,089	$578	$1,667
Capital lease obligations, less current portion	104	24	128
Deferred rent, less current portion	158	177	335

	$1,351	$779	$2,130

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
     On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. On August 13, 2008, we completed the sale of our Publishing business, which included substantially all the assets of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SpecPub”), to Regent Entertainment Media Inc. (“Regent Entertainment”) the designee of Regent Releasing, L.L.C. (“Regent”), an affiliate of here! Networks. The sale was accomplished pursuant to a Put/Call Agreement between Regent, Regent Entertainment, PlanetOut, LPI and SpecPub and a Marketing Agreement between Regent and PlanetOut. These agreements include cash payments by Regent and Regent Entertainment of $6.5 million, the assumption of the majority of the operating liabilities of our Publishing business by Regent Entertainment, and our commitments to provide certain marketing and advertising services to Regent through March 31, 2009.
     As a result of the divestitures of RSVP, DSW, LPI and SpecPub and our decision to exit the Travel and Events and Publishing businesses, we have one segment remaining as of September 30, 2008: Online. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub in discontinued operations within the consolidated financial statements.
     The process of exploring all of our strategic alternatives with Allen & Co., including a possible sale of the Company, is ongoing and remains active with respect to our online business.
     Executive Operating and Financial Summary
     Our total revenue was $5.1 million in the three months ended September 30, 2008, decreasing 21% from total revenue of $6.5 million in the three months ended September 30, 2007. Our total revenue was $15.4 million in the nine months ended September 30, 2008, decreasing 21% from total revenue of $19.5 million in the nine months ended September 30, 2007. These decreases were primarily due to decreases in our advertising revenues as a result of turnover in our advertising sales group and the discontinuance of local advertising sales, a reduction in online subscribers to our Gay.com website and the closing of our international offices in conjunction with our July 2007 reorganization plan, offset partially by $1.0 million of advertising revenue related to marketing and advertising services provided to Regent as part of the Marketing Agreement with Regent.
     Total operating costs and expenses were $6.6 million in the three months ended September 30, 2008, decreasing 31% from total operating costs and expenses of $9.5 million in the three months ended September 30, 2007. Total operating costs and expenses were $20.1 million in the nine months ended September 30, 2008, decreasing 31% from total operating costs and expenses of $29.3 million in the nine months ended September 30, 2007. These decreases were primarily due to a reduction in compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, a reduction in expenses related to the closure of our international offices in conjunction with our July 2007 reorganization plan, reductions in legal and accounting expenses, a decrease in advertising, marketing and market research expenses, and the non-recurrence of restructuring costs. Compensation and employee related costs during the nine months ended September 30, 2007 included severance and other costs related to the departure of our former Chief Technology Officer and our former President and Chief Operating Officer.

     Loss from operations was $1.4 million in the three months ended September 30, 2008, compared to loss from operations of $3.0 million in the three months ended September 30, 2007. This decrease in loss from operations was the result of the $3.0 million reduction in operating costs and expenses noted above, offset by the $1.4 million decrease in total revenue noted above. Loss from operations was $4.7 million in the nine months ended September 30, 2008, compared to loss from operations of $9.8 million in the nine months ended September 30, 2007. This decrease in loss from operations was the result of the $9.2 million reduction in operating costs and expenses noted above, offset by the $4.1 million decrease in total revenue noted above. The net reduction in loss from operations due to the closure of our international offices was approximately $0.4 million and $1.6 million, respectively, in the three and nine months ended September 30, 2008. The net reduction in loss from operations due to non-recurring severance and related costs was approximately $0.5 million in the nine months ended September 30, 2008.
     Management expects that revenue will decrease for the remainder of fiscal 2008 in comparison to fiscal 2007, primarily as a result of general economic conditions, anticipated decreases in subscription services revenue due to reductions in our paid subscriber base, anticipated decreases in advertising services revenue due to the effects of turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices, partially offset by an increase in advertising services revenue due to marketing and advertising services to be provided to Regent.
     We expect our operating loss will continue to decrease for the remainder of fiscal 2008 in comparison to fiscal 2007 due to the non-recurrence in fiscal 2008 of impairment charges recognized in fiscal 2007. However, we expect to incur additional expenses for the remainder of fiscal 2008 as we continue to modify our web applications in conjunction with the re-launch of our Gay.com website.
Results of Operations
     Revenue
     Advertising Services. We derive advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising services revenue was $1.7 million in the three months ended September 30, 2008, a decrease of 29% from the three months ended September 30, 2007. Advertising services revenue was $4.6 million in the nine months ended September 30, 2008, a decrease of 33% from the nine months ended September 30, 2007. These decreases in advertising services revenue were due to turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices in conjunction with our July 2007 reorganization plan, offset partially by $0.7 million and $1.0 million of advertising revenue in the three and nine months ended September 30, 2008, respectively, related to marketing and advertising services provided to Regent as part of the Marketing Agreement with Regent.
     For the remainder of fiscal 2008, we expect advertising services revenue to decrease in comparison to fiscal 2007 due to the effects of turnover in our advertising sales group, the discontinuance of local advertising sales and the closure of our international offices, offset partially by marketing and advertising services to be provided to Regent. We expect the percentage of our overall revenue attributable to advertising services to increase slightly in 2008 as a result of decreases in our subscription services revenue.
     Subscription Services. We derive subscription services revenue from paid membership subscriptions to our online media properties. Our subscription services revenue was $3.3 million in the three months ended September 30, 2008, a decrease of 16% from the three months ended September 30, 2007. Our subscription services revenue was $10.6 million in the nine months ended September 30, 2008, a decrease of 14% from the nine months ended September 30, 2007. These decreases in subscription services revenue were due primarily to a reduction in the number of online subscribers to our Gay.com website and, to a lesser extent, to the closure of our international offices in conjunction with our July 2007 reorganization plan.
     For the remainder of fiscal 2008, we expect total subscription services revenue to decrease in comparison to fiscal 2007, as a result of a reduction in online subscribers.
     Transaction Services. Transaction services revenue includes revenue generated from the sale of products through our transaction-based websites. Our transaction services revenue totaled $0.1 million and $0.1 million in the three months ended September 30, 2008 and 2007, respectively. Our transaction services revenue totaled $0.2 million and $0.4 million in the nine months ended September 30, 2008 and 2007, respectively. These decreases in transactions services revenue were due to the discontinuance of our transaction-based website Kleptomaniac.com.
     For the remainder of fiscal 2008, we expect transaction services revenue to continue to decrease slightly in comparison to fiscal 2007.

     Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $2.3 million in the three months ended September 30, 2008, decreasing 10% from cost of revenue of $2.6 million in the three months ended September 30, 2007. Cost of revenue was $6.9 million in the nine months ended September 30, 2008, decreasing 21% from cost of revenue of $8.8 million in the nine months ended September 30, 2007. These decreases were due to an overall decrease in compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan and decreases in consumer marketing, credit card fees and advertising servicing costs. Compensation and employee related costs during the nine months ended September 30, 2007 included severance and other costs related to the departure of our former Chief Technology Officer. Cost of revenue was 45% as a percentage of total revenue for the three months ended September 30, 2008, up from 40% in the three months ended September 30, 2007. This increase was primarily due to increased contract labor expenses in the three months ended September 30, 2008 incurred in conjunction with the re-launch of our Gay.com website. Cost of revenue remained flat at 45% as a percentage of total revenue for the nine months ended September 30, 2008 and 2007.
     For the remainder of fiscal 2008, we expect cost of revenue and cost of revenue as a percentage of revenue to increase over fiscal 2007 as we continue to modify our web applications in conjunction with the re-launch of our Gay.com website and as we deploy new networks.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $1.5 million in the three months ended September 30, 2008, decreasing 28% from sales and marketing expenses of $2.1 million in the three months ended September 30, 2007. Sales and marketing expenses were $4.7 million in the nine months ended September 30, 2008, decreasing 33% from sales and marketing expenses of $7.0 million in the nine months ended September 30, 2007. Sales and marketing expenses as a percentage of revenue were 30% for the three months ended September 30, 2008, down from 33% in the three months ended September 30, 2007. Sales and marketing expenses as a percentage of revenue were 30% for the nine months ended September 30, 2008, down from 36% in the nine months ended September 30, 2007. These decreases were primarily due to a reduction in expenses related to the closing of our international offices in conjunction with our July 2007 reorganization plan, decreased advertising and market research expenses, decreased compensation and employee related costs as a result of reduced headcount and reduced expenses as a result of the discontinuance of our transaction-based website Kleptomaniac.com.
     For the remainder of fiscal 2008, we expect sales and marketing expenses and sales and marketing as a percentage of revenue to vary in comparison to fiscal 2007 depending on the timing of planned advertising to coincide with certain product development milestones.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $1.7 million for the three months ended September 30, 2008, decreasing 38% from general and administrative expenses of $2.8 million in the three months ended September 30, 2007. Our general and administrative expenses were $5.4 million for the nine months ended September 30, 2008, decreasing 39% from general and administrative expenses of $8.9 million in the nine months ended September 30, 2007. General and administrative expenses as a percentage of revenue were 34% for the three months ended September 30, 2008, down from 43% in the three months ended September 30, 2007. General and administrative expenses as a percentage of revenue were 35% for the nine months ended September 30, 2008, down from 46% in the nine months ended September 30, 2007. These decreases were due to decreases in legal and accounting expenses, compensation and employee related costs as a result of reduced headcount and non-recurrence of severance related costs, contract labor expense, stock-based compensation expense and a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan. Compensation and employee related costs during the nine months ended September 30, 2007 included severance and other costs related to the departure of our former President and Chief Operating Officer.

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
     Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2008, decreasing 30% from depreciation and amortization expense of $1.5 million in the three months ended September 30, 2007. Depreciation and amortization expense was $3.2 million for the nine months ended September 30, 2008, decreasing 22% from depreciation and amortization expense of $4.1 million in the nine months ended September 30, 2007. These decreases were primarily due to a decrease in depreciable assets in service during the three and nine months ended September 30, 2008 compared to the prior year periods.
     For the remainder of fiscal 2008, we expect depreciation and amortization expense will increase over fiscal 2007 as a result of the re-launch of our Gay.com website and as a result of additional capital investments to support our on-going product development.
     Other Income and Expenses
     Interest Expense. Interest expense was $29,000 and $750,000 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $109,000 and $1,564,000 for the nine months ended September 30, 2008 and 2007, respectively. Interest expense in the three and nine months ended September 30, 2007 included $700,000 and $1,406,000, respectively, of interest expense and amortization of the loan discount on notes payable that were repaid in full in July 2007.
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, short-term investments and restricted cash. Other income, net was $46,000 and $158,000 in the three months ended September 30, 2008 and 2007, respectively. Other income, net was $157,000 and $412,000 in the nine months ended September 30, 2008 and 2007, respectively. These decreases were primarily due to decreases in interest income resulting from lower cash balances.
     Discontinued Operations
     In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, we sold substantially all of the assets of RSVP. In August 2008, we sold our Publishing business to Regent, which included the operations of LPI and SpecPub and recorded a net loss on sale of discontinued operations of $0.1 million related to the sale of our Publishing business. The net loss on sale of discontinued operations included $0.8 million of estimated direct costs incurred in connection with the sale. In estimating net loss on sale, management relied on a number of other estimates including estimates of the amounts attributable to the consummation of this sale transaction. Accordingly, we may revise our estimate of the net loss on sale of our Publishing business.
     As a result of the sale of our interest in DSW, the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and our decision to exit our Publishing and Travel and Events businesses, we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008 in accordance with FAS 144. We have reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2007. In addition, we have segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of our Publishing segment.
     As a result of the agreement to sell LPI, we reduced the net carrying value of the LPI reporting unit by $2.0 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. As a result of the agreement to sell SpecPub, we reduced the net carrying value of the SpecPub reporting unit $4.3 million in the three months ended March 31, 2008 to the estimated amount attributable to the sale of this reporting unit. These reductions in carrying value are reflected in impairment of goodwill and intangible assets in the results of discontinued operations. We reviewed the carrying values of the LPI and SpecPub reporting units at August 13, 2008, the closing date for the sale, and deemed that no impairment had occurred subsequent to March 31, 2008. In estimating the reduction in carrying value of these reporting units, we relied on a number of estimates in calculating the amounts attributable to the consummation of this sale transaction.

     Restructuring costs of approximately $19,000, consisting of termination benefits related to our Travel and Events business, were recorded in discontinued operations during the three and nine months ended September 30, 2007. Restructuring costs of approximately $892,000, consisting of termination benefits of approximately $351,000 and contract termination expenses of approximately $541,000 related to our Publishing business, were recorded in discontinued operations during the three and nine months ended September 30, 2008.
     The results of discontinued operations for the three months ended September 30, 2007 were as follows (in thousands):

	Three months ended September 30, 2007
	LPI	SpecPub	RSVP	Total
Total revenue	$5,682	$1,584	$7,855	$15,121
Operating costs and expenses:
Cost of revenue	3,512	990	7,643	12,145
Sales and marketing	1,641	381	260	2,282
General and administrative	834	62	125	1,021
Restructuring	—	—	19	19
Depreciation and amortization	249	2	118	369
Impairment of goodwill and intangible assets	—	—	900	900

Total operating costs and expenses	6,236	1,435	9,065	16,736

Income (loss) from operations	(554)	149	(1,210)	(1,615)
Other income (expense), net	(14)	(4)	5	(13)

Income (loss) from discontinued operations	$(568)	$145	$(1,205)	$(1,628)

     The results of discontinued operations for the three months ended September 30, 2008 were as follows (in thousands):

	Three months ended September 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$3,810	$661	$—	$4,471
Operating costs and expenses:
Cost of revenue	2,313	465	—	2,778
Sales and marketing	640	92	(2)	730
General and administrative	383	52	1	436
Restructuring	795	97	—	892
Depreciation and amortization	256	28	—	284

Total operating costs and expenses	4,387	734	(1)	5,120

Income (loss) from operations	(577)	(73)	1	(649)
Other expense, net	(3)	—	—	(3)

Income (loss) from discontinued operations	(580)	(73)	1	(652)
Gain (loss) on sale of discontinued operations	(786)	651	—	(135)

Income (loss) from and loss on sale of discontinued operations	$(1,366)	$578	$1	$(787)

     The results of discontinued operations for the nine months ended September 30, 2007 were as follows (in thousands):

	Nine months ended September 30, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$15,396	$4,906	$17,023	$2	$37,327
Operating costs and expenses:
Cost of revenue	10,143	3,042	18,678	—	31,863
Sales and marketing	4,175	1,151	1,455	37	6,818
General and administrative	2,541	495	376	1	3,413
Restructuring	—	—	19	—	19
Depreciation and amortization	753	251	287	—	1,291
Impairment of goodwill and intangible assets	15,700	5,400	4,700	—	25,800

Total operating costs and expenses	33,312	10,339	25,515	38	69,204

Loss from operations	(17,916)	(5,433)	(8,492)	(36)	(31,877)
Other income (expense), net	(239)	(103)	23	—	(319)

Loss from discontinued operations	$(18,155)	$(5,536)	$(8,469)	$(36)	$(32,196)

     The results of discontinued operations for the nine months ended September 30, 2008 were as follows (in thousands):

	Nine months ended September 30, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$12,569	$2,885	$—	$15,454
Operating costs and expenses:
Cost of revenue	9,179	2,283	(20)	11,442
Sales and marketing	3,346	686	(21)	4,011
General and administrative	1,617	210	4	1,831
Restructuring	795	97	—	892
Depreciation and amortization	327	31	—	358
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	17,242	7,601	(37)	24,806

Income (loss) from operations	(4,673)	(4,716)	37	(9,352)
Other income (expense), net	(15)	1	—	(14)

Income (loss) from discontinued operations	(4,688)	(4,715)	37	(9,366)
Gain (loss) on sale of discontinued operations	(786)	651	—	(135)

Income (loss) from and loss on sale of discontinued operations	$(5,474)	$(4,064)	$37	$(9,501)

     Liquidity and Capital Resources
     Cash provided by operating activities for the nine months ended September 30, 2008 was $3.4 million, due primarily to non-cash charges related to depreciation and amortization, a decrease in accounts receivable and net cash provided by operating activities of discontinued operations, offset partially by our loss from continuing operations of $4.7 million. Cash used in operating activities for the nine months ended September 30, 2007 was $13.7 million, and was primarily attributable to our loss from continuing operations of $10.9 million and net cash used in operating activities of discontinued operations of $9.7 million, partially offset by non-cash charges related to depreciation and amortization expense and a decrease in accounts receivable.
     Cash used in investing activities in the nine months ended September 30, 2008 was $3.1 million and was primarily attributable to purchases of property and equipment and an increase in restricted cash related to reserves required by our credit card processors in order to cover any exposure that they may have as we collect revenue in advance of providing services to our customers. Cash provided by investing activities in the nine months ended September 30, 2007 was $1.8 million and was primarily attributable to sales of short-term investments and changes in restricted cash, offset partially by purchases of property and equipment.
     Net cash used in financing activities in the nine months ended September 30, 2008 was $0.6 million, due primarily to principal payments under capital lease obligations. Net cash provided by financing activities in the nine months ended September 30, 2007 was $13.2 million, due primarily to the net proceeds of $24.0 million from our equity financing in July 2007 with a group of accredited and institutional investors, partially offset by principal payments under capital lease obligations and notes payable.
     We expect that cash provided by (used in) operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends and accounts receivable collections.

     During the nine months ended September 30, 2008, we invested $1.8 million in property and equipment of which $0.1 million was financed through capital leases. 100% of this investment related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2008, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
     Our capital requirements depend on many factors, including the level of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to devote substantial capital resources to our product development and marketing efforts and for other general corporate activities.
     Based on our current operations, we expect that our available funds and anticipated cash flows from operations will be sufficient to meet our expected needs for working capital and capital expenditures for the next twelve months, although we can provide no assurances in that regard. If we do not have sufficient cash available to finance our operations, we may be required to obtain additional public or private debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required or at all. On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. We are actively considering such strategic alternatives, and, in August 2008, we sold substantially all the assets of our Publishing business.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of September 30, 2008.
     Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2008	2009-2010	2011-2012
Contractual obligations:
Capital leases	$1,422	$255	$1,079	$88
Operating leases	8,420	607	4,849	2,964

Total contractual obligations	$9,842	$862	$5,928	$3,052

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

     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2008 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors
We have a history of significant losses. If we do not regain and sustain profitability, our financial condition and stock price will continue to suffer.
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of September 30, 2008, our accumulated deficit was approximately $103.6 million. Although we had positive net income in the year ended December 31, 2005, we experienced net losses of $3.7 million and $51.2 million for the years ended December 31, 2006 and 2007, respectively, and a net loss of $14.2 million in the nine months ended September 30, 2008, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Our advertising revenue is also dependent on the collective experience of our sales force and on our ability to recruit, hire, train, retain and manage our sales force. We have experienced turnover in our sales team, and if we are unable to recruit or retain our sales force, we may be unable to meet the demands of our current advertisers or attract new advertisers and our advertising revenue could decrease.
     Additionally, advertisers and advertising agencies may not perceive the LGBT market that we serve to be a broad enough or profitable enough market for their advertising budgets, or may prefer to direct their online advertising expenditures to larger, higher-traffic websites that focus on broader markets. If we are unable to attract new advertisers or if our advertising campaigns are unsuccessful with the LGBT community, our revenue will decrease and operating results will suffer.
     In our advertising business, we compete with a broad variety of online content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused on the LGBT community. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain market share, increase our revenue or achieve profitability.

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
     Currently, we offer advertisers a number of alternatives to advertise their products or services on our websites, and to our members, including banner advertisements, rich media advertisements, email campaigns, text links and sponsorships of our channels, topic sections, directories, sweepstakes, awards and other online databases and content. Frequently, advertisers request advertising campaigns consisting of a combination of these offerings, including some that may require custom development. If we are unable to predict the cost of developing these custom advertising campaigns, our expenses may increase and our margins will be reduced.
If we encounter technical difficulties, such as outages and slow or non-responsive system performance, with our Gay.com website or if the website lacks the functionality desired by our users, members and subscribers, our revenue will decline.
     We recently converted the core website functionality of our flagship website, Gay.com, onto a new technology platform. During the re-launch of the Gay.com website, we experienced technical difficulties that resulted in downtime and suboptimal performance of the website. As a result of these technical difficulties, a few of our members and subscribers canceled their accounts and subscriptions with us. If we encounter further technical difficulties, and such difficulties result in continued or increased downtime on our Gay.com website, or if our users, members and subscribers do not like the new look, feel and functionality of our new Gay.com website, additional members and subscribers may cancel their accounts and subscriptions with us, advertisers may fail to initiate or renew their contracts with us and our revenue will decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services or re-launch current services, as we recently did with our Gay.com website, and such services are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2007 and the nine months ended September 30, 2008, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total paying online subscribers.
     Our base of likely potential subscribers is also limited to members of the LGBT community, who collectively comprise a small portion of the general adult population.
     While seeking to add new subscribers, we must also minimize the loss of existing subscribers. We lose our existing subscribers primarily as a result of cancellations and credit card failures due to expirations or exceeded credit limits. Subscribers cancel their subscription to our services for many reasons, including a perception, among some subscribers, that they do not use the service sufficiently, that the service is a poor value or that customer service issues are not satisfactorily resolved. We also believe that customer satisfaction has suffered as a result of the presence in the chat rooms of our websites of adbots, which are software programs that create a member registration profile, enter a chat room and display third-party advertisements. Members may decline to subscribe or existing subscribers may cancel their subscriptions if our websites experience a disruption or degradation of services, including slow response times or excessive downtime due to scheduled or unscheduled hardware or software maintenance or denial of service attacks. We must continually add new subscribers both to replace subscribers who cancel or whose subscriptions are not renewed due to credit card failures and to continue to grow our business beyond our current subscriber base. If excessive numbers of subscribers cancel their subscription, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace canceled subscribers with new subscribers, which will harm our financial condition.
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
If we do not regain and maintain compliance with Nasdaq minimum market value of publicly held shares requirement or other listing requirements, we may be forced to transfer to the Nasdaq Capital Market or our common stock may be delisted.
     On August 11, 2008, we received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market stating that we have not maintained a minimum market value of $5,000,000 of publicly held shares (defined as total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding), as required for continued inclusion under Marketplace Rule 4450(a)(2) (the “Rule”). The notice further stated that we had 90 calendar days (or until October 30, 2008) to regain compliance. If, at anytime prior to October 30, 2008, the minimum market value of publicly held shares (as defined by the Rule) of our common stock was $5,000,000 or greater for a minimum of 10 consecutive trading days, then we would regain compliance with the Rule. We were unable to regain compliance by October 30, 2008. However, on October 16, 2008, we were notified by Nasdaq that, due to extraordinary market conditions, Nasdaq was temporarily suspending the minimum bid price and market value of publicly held shares requirements for continued inclusion. As a result of that suspension, all companies in the compliance process resulting from their failure to meet these requirements, including us, will remain in the same stage of the process through January 16, 2009.
     If we cannot demonstrate compliance with the Rule by January 16, 2009, the Nasdaq staff will provide written notification that our securities will be delisted and, at that time, we may appeal the determination to a Listing Qualifications Panel. If our common stock were to be delisted, it would trade on the over-the-counter bulletin board or in the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid market places than the Nasdaq Global Market or the Nasdaq Capital Market. This could make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise any additional capital. Additionally, a future reverse stock split, if any, may not necessarily result in our regaining compliance with Nasdaq rules.
     Alternatively, we may apply to transfer our securities to the Nasdaq Capital Market, if we satisfy inclusion requirements for that market. If we timely submit the transfer application, the initiation of the delisting proceedings will be stayed by the Nasdaq staff pending review of the application. We intend to monitor the minimum market value of publicly held shares (as defined by the Rule) of our common stock between now and January 16, 2009. If our common stock does not trade at a level that is likely to regain compliance, our board of directors will consider options available to us, including applying to transfer our securities to the Nasdaq Capital Market.
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
     In December 2007, we completed the sale of substantially all of the assets of our Travel and Events business, RSVP. On August 13, 2008, we completed the sale of our Publishing business, including substantially all of the assets of our subsidiaries LPI and SpecPub. These divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities have not been realized. For example, during fiscal 2007, we recorded goodwill impairment charges of $21.1 million and $4.0 million in discontinued operations due to lower revenue than expected related to our Publishing and Travel and Events businesses, respectively;

•	the potential diversion of significant management attention and significant financial resources from the ongoing development of our business during the implementation of a divestiture;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees as a result of the divestiture of certain businesses;

•	the potential impairment of relationships with our subscribers, advertisers, customers and partners as a result of the divestiture of certain businesses; and

•	the difficulty in attracting and retaining qualified management to lead the retained businesses.
     If we are unable to successfully address these or other risks associated with the divestiture of RSVP or LPI and SpecPub, we may be unable to replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations.
If we do not continue to attract and retain qualified personnel, our business may suffer.
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. We have experienced departures of several executives and key employees, and any disruptions from further departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. Our financial condition, the recent divestiture of certain businesses and the potential sale of the Company may negatively impact our ability to attract and retain qualified personnel. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
Any significant disruption in service on our websites or in our computer and communications hardware and software systems could harm our business.
     Our ability to attract new visitors, members, subscribers, advertisers and other customers to our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer hardware and telecommunications failures, software failures, computer viruses, security breaches, catastrophic events, errors in design, installation, configuration, monitoring and usage by our employees, errors in usage by our customers, risks inherent in upgrades and transitions to new hardware and software systems and network devices, or the failure of our third party vendors to perform their obligations for any reason, any of which could lead to interruption in our service and operations, and loss, misuse or theft of data. Our websites could also be targeted by direct attacks intended to cause a disruption in service or to siphon off customers to other Internet services. Among other risks, our chat rooms may be vulnerable to infestation by software programs or scripts that we refer to as adbots. An adbot is a software program that creates a member registration profile, enters a chat room and displays third-party advertisements. Our members’

email accounts could be compromised by phishing or other means, and used to send spam email messages clogging our email servers and disrupting our members’ ability to send and receive email. Any successful attempt by hackers to disrupt our websites’ services or our internal systems could harm our business, be expensive to remedy and damage our reputation, resulting in a loss of visitors, members, subscribers, advertisers and other customers.
If we are unable to compete effectively, we may lose market share and our revenue may decline.
     Our markets are intensely competitive and subject to rapid change. In our advertising business, we compete with traditional media companies focused on the general population and the LGBT community, including satellite radio, cable networks and network, cable and satellite television shows. We also compete with a broad variety of online content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our subscription business, our competitors include many of the same companies as well as other companies that offer more targeted online service offerings, such as Match.com, Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for an online community for a wide variety of users, including the LGBT community. If we are unable to successfully compete with current and new competitors, we may not be able to achieve or maintain adequate market share, increase our revenue or regain and maintain profitability.
     We believe that the primary competitive factors affecting our business are quality of content and service, price, functionality, brand recognition, customer affinity and loyalty, ease of use, reliability and critical mass. Some of our current and many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet markets and significantly greater financial, marketing, technical and other resources than we do. Therefore, these competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies or may try to attract users or traffic by offering services for free and devote substantially more resources to developing their services and systems than we can. Increased competition may result in reduced operating margins, loss of market share and reduced revenue. Our ability to continue to offer increasingly competitive functional capabilities on our websites will also depend upon the success of our recent move onto a more extensible core technology platform.
If we are unable to protect our domain names, our reputation and brand could be harmed if third parties gain rights to, or use, these domain names in a manner that would confuse or impair our ability to attract and retain customers.
     We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, and PlanetOutInc.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, such as .eu or .mobi, in addition to currently available domains such as .biz, .net or .tv, for example, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
     The Internet content delivery market is characterized by frequent litigation regarding patent and other intellectual property rights. As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. We may also attract claims that our online media properties have violated the copyrights, rights of privacy, or other rights of third parties. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business. An adverse determination could also result in the issuance of a cease and desist order, which may force us to discontinue operations through our website or websites. Intellectual property litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations.
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

the Child Protection and Obscenity Act of 1988, as amended (the “CPO Act”), by requiring primary and secondary producers, as defined in the regulations, of certain adult materials to obtain, maintain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. Failure to properly obtain, maintain or make these records available for inspection upon request of the DOJ could lead to an imposition of penalties, fines or imprisonment. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. Enforcement of these regulations as to secondary producers was stayed pending resolution of a legal challenge on the grounds that the regulations exceed the DOJ’s statutory authority to regulate secondary producers, among other grounds. In July 2006, the Adam Walsh Child Protection and Safety Act of 2006 (the “Walsh Act”) became law, amending the CPO Act by expanding the definition of the adult materials covered by the CPO Act and by requiring secondary producers to maintain and make available specified records under the CPO Act. Additionally, in July 2006, the FBI began conducting CPO Act record inspections, including inspections of businesses that allegedly were secondary producers under the CPO Act. In March 2007, the court hearing the legal challenge to the CPO Act issued partial summary judgment in favor of the DOJ and requested further briefing on how the Walsh Act affected the stay on enforcement of the CPO Act against secondary producers. In April 2007, the court lifted the stay on enforcement against secondary producers. Additionally, in June 2007 and June 2008, the DOJ issued new proposed regulations to implement the Walsh Act and amended CPO Act. The public comment period for the proposed regulations closed in September 2007 and August 2008 for those proposed regulations issued in June 2007 and June 2008, respectively. It is anticipated that these new proposed regulations will be challenged in court on various constitutional grounds and that another stay against enforcement of these regulations will be sought. In October 2007, the Sixth Circuit Court of Appeals ruled that the CPO Act was unconstitutional. The DOJ appealed that decision in January 2008 and the Sixth Circuit Court of Appeals has agreed to hear the appeal en banc. If the FBI continues to inspect businesses that are allegedly secondary producers and there are no legal challenges to the CPO Act, the Walsh Act or the new regulations purporting to implement these acts, or if these challenges are unsuccessful, we may be subject to significant and burdensome recordkeeping compliance requirements and we will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses to us. If our members and subscribers feel these additional restrictions or registration and recordkeeping processes and procedures are too burdensome, this is likely to result in an adverse impact on our subscriber growth which, in turn, will have an adverse effect on our financial condition and results of operations. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles, which will result in a loss of features that we believe our members and subscribers find attractive, and in turn could result in a decline in our subscriber growth.
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
     Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power, system or service outages, technological issues with our infrastructure, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. In July 2007, we closed our office in Argentina, as a result of which the number of customer service representatives and the hours of customer service representation were reduced. If due to this reduction or otherwise we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot guarantee that email and telephone call volumes will not exceed our present system or staffing capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.

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
     Our executive offices and our data center are located in the San Francisco Bay area. Our business and operations could be disrupted in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, acts of terrorism, break-ins or similar events. Because our California operations are located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our systems and infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling blackouts. If rolling blackouts or other disruptions in power occur, our business and operations could be disrupted, and we will lose revenue.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through October 30, 2008, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $1.25 to $136.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchase activity during the three months ended September 30, 2008 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
July 1, 2008 — July 31, 2008	—	$—	—	—
August 1, 2008 — August 31, 2008	—	—	—	—
September 1, 2008 — September 30, 2008	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the third quarter of 2008.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
2.4	Put/Call Agreement among Regent Releasing, L.L.C., Regent Entertainment Media Inc., PlanetOut Inc., LPI Media Inc., and SpecPub, Inc. dated as of August 12, 2008 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

2.5	Marketing Agreement between Regent Releasing, L.L.C. and PlanetOut Inc. entered into as of August 12, 2008 (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

Exhibit
Number	Description of Documents
4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: October 31, 2008
	By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
2.4	Put/Call Agreement among Regent Releasing, L.L.C., Regent Entertainment Media Inc., PlanetOut Inc., LPI Media Inc., and SpecPub, Inc. dated as of August 12, 2008 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

2.5	Marketing Agreement between Regent Releasing, L.L.C. and PlanetOut Inc. entered into as of August 12, 2008 (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.