Form 10-K
period 2008-12-31
PLANETOUT INC
filed 2009-03-04
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 000-50879
PLANETOUT INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3391368 (I.R.S. Employer Identification No.)

1355 Sansome Street, San Francisco CA (Address of principal executive offices)	94111 (Zip Code)
(415) 834-6500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,	The NASDAQ Stock Market LLC
$0.001 Par Value Per Share
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑
The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq Stock Market LLC as of June 30, 2008 and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $2,660,150. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 25, 2009, there were 4,088,118 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain sections of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PlanetOut Inc.
Form 10-K
For The Fiscal Year Ended December 31, 2008

Special Note Regarding Forward-Looking Statements
     Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2008, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

PART I
Item 1. Business
Company Overview
     PlanetOut Inc. (“PlanetOut”) was incorporated in Delaware in 2000. We are a leading online media company serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through our websites Gay.com and PlanetOut.com
     As a result of further integrating our various businesses, our executive management team, and our financial and management reporting systems during fiscal 2006, we began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through our RSVP Productions, Inc. (“RSVP”) brand and by our consolidated affiliate, PNO DSW Events, LLC (“DSW”). We sold our interest in DSW in March 2007 and substantially all the assets of RSVP in December 2007.
     On January 14, 2008, we announced that we retained the services of Allen & Company, LLC to assist us in evaluating strategic alternatives, including a possible sale of the Company. On August 13, 2008, we completed the sale of our Publishing business, which included substantially all the assets of LPI Media Inc. (“LPI”) and SpecPub, Inc. (“SpecPub”), to Regent Entertainment Media Inc. (“Regent Entertainment”) the designee of Regent Releasing, L.L.C. (“Regent”), an affiliate of Here Networks. In connection with the sale of our Publishing business to Regent, PlanetOut agreed to provide certain marketing and advertising services under a Marketing Agreement with Regent. As a result of the sale of our Publishing business, we currently operate in one segment: Online.
     With the extensive reach of our brands, we believe we provide advertisers with unparalleled access to the LGBT community. We generate revenue from multiple forms of online advertising including run-of-site advertising, advertising within specialized content channels and online-community areas, and member-targeted e-mails. We also offer advertisers data on consumer behavior and the effectiveness of their online advertising campaigns with us through user feedback and independent third-party analysis.
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
     On January 8, 2009, we signed a definitive agreement to combine with Here Networks LLC and Regent Entertainment Media Inc. Under the proposed business combination, the combined entity will be called Here Media Inc. (“Here Media”), and the transaction will be effected through a contribution by the owners of Here Networks and Regent Entertainment Media of those businesses and an estimate of $4.7 million of cash into Here Media, a newly formed holding company. PlanetOut will concurrently be merged with a wholly owned subsidiary of Here Media. Following the contribution and the merger, all three companies will be subsidiaries of Here Media.
     Under the terms of the agreement, PlanetOut stockholders will receive one share of Here Media common stock, together with one share of Here Media special stock, for each share of PlanetOut stock that the stockholder owns immediately prior to the effective time of the merger, which will result in the former PlanetOut stockholders owning approximately 20% of Here Media’s common stock and 100% of its outstanding special stock. The owners of Here Networks and Regent Entertainment Media will receive that number of shares of Here Media’s common stock such that they will own approximately 80% of Here Media’s common stock following the merger and the contributions. The special stock is being issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of Here Media or a sale of Here Media for cash or publicly tradable within four years after the merger and in which the holders of Here Media common stock would, but for the effect of the special stock, receive less than $4.00 per share.
     Advertising Services
     We derive advertising services revenue from advertising contracts in which we typically undertake to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. Our advertisers can display graphical advertisements on the pages that are viewed by our users across all our online properties and on our affiliates’ websites. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on our websites. We believe that online advertising will continue to grow and diversify as it captures a larger share of total advertising dollars.

     During the years ended December 31, 2006, 2007 and 2008, no single advertiser accounted for more than 10% of our domestic online advertising revenue other than Regent under our Marketing Agreement which represented 27% of our domestic online advertising revenue in the year ended December 31, 2008. Our five largest customer industry categories accounted for approximately 72%, 63% and 75%, respectively, of our domestic online advertising revenue for fiscal 2006, 2007 and 2008, respectively, excluding the effects of advertising services revenue recognized under the Marketing Agreement with Regent in fiscal 2008.
     Online Subscription Services
     We have offered Gay.com members a free, real-time chat service since 1996. We launched the PlanetOut.com personals service in 1997, and we believe PlanetOut.com was the first website of significant size to offer free personals specifically tailored to the LGBT community. In 2001, we created our paid premium membership services, Gay.com Premium Services and PlanetOut PersonalsPlus. As of December 31, 2008, we had approximately 95,000 subscribers to these online premium membership services.
     We do not charge fees for registering as a member or creating a profile on either Gay.com or PlanetOut.com, but non-subscribers have only limited access to member profile photographs and chat services, and may only perform basic profile searches. By joining our paid premium membership services, a Gay.com Premium Services or PlanetOut PersonalsPlus subscriber may reply to an unlimited number of profiles, bookmark and block profiles, perform advanced profile searches and view all full-sized photographs posted by other members. In addition, we frequently offer other benefits with premium membership, including free subscriptions to magazines. We believe these types of additional premium offerings serve as an inducement for free members to convert to paying subscribers and for subscribers to lower-priced, shorter-term plans to convert to higher-priced, longer-term plans.
     In addition to the general membership services offered by Gay.com and PlanetOut.com, our Premium Services packages offer members additional enhanced features which include access to live customer and technical support and specialized premium content, as well as the ability to simultaneously enter several of our more than 700 chat rooms. Some of these special premium features are not currently available on PlanetOut.com.
     While both services are available to anyone, Gay.com’s subscriber base is more heavily male and PlanetOut.com’s includes a higher percentage of females. As of December 31, 2008, approximately 96% of subscribers on Gay.com identified themselves as male and on PlanetOut.com, 37% of subscribers identified themselves as female. As of December 31, 2008, 13% of our Gay.com paid subscribers identified themselves as residing outside the United States.
     We are paid up-front for premium memberships, and we recognize subscription revenue ratably over the subscription period. As of December 31, 2007 and 2008, deferred revenue related to premium membership subscription totaled approximately $3.9 million and $2.5 million, respectively.
     Transaction Services
     We generate transactions services revenue by offering co-marketing opportunities with other affiliates that are marketing to the LGBT community. Transaction service revenue is recognized for our share of co-marketing revenue under these co-marketing affiliate agreements when payment is received.
     Product Development and Technology
     In 2007, our product development teams completed extensive consumer research to identify key opportunities for us to increase the marketability of our online properties and established a redevelopment roadmap and timeline to introduce a new user experience for our consumers, completed the key preliminary planning stages and began the redevelopment effort. In 2008, we completed the development effort and launched a new version of Gay.com.
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
Competitive Strengths
     Strong Community Affinity. We believe we have developed a loyal, active community of users, customers, members and subscribers. The word-of-mouth marketing that occurs through these individuals is an important source of past and potential growth, as increasing social interaction among users within our online community and word-of-mouth in the broader LGBT community help us obtain new and retain previous users and customers. We believe the Gay.com domain name helps reinforce our position as a leading network of LGBT people in the world.
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
     Diversified Revenue Streams. We derive our revenue from a combination of advertising, subscription and transaction services offered through our websites. We believe that having multiple revenue streams allows us to better withstand periodic fluctuations in individual markets, take advantage of cross-selling opportunities to our advertising and consumer customers, and more effectively monetize the audiences and traffic that we have built through our various properties.
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
     Compelling Content. We offer compelling editorial content to the LGBT community, covering topics such as travel, news, entertainment, fashion, sports, and health. In addition, we believe our rich and varied LGBT-focused content, the integration of our chat, profile and instant messaging features and the ability of our online members to generate and share their own content and interact with one another keeps users returning to our websites. These features increase user touchpoints and provide us with more opportunities to generate advertising revenue, grow our subscriber base, and increase product and service sales.
     Niche Market Focus. We believe that we provide advertisers with a number of effective and innovative ways to reach both the larger LGBT community and those segments within the LGBT community that may share a particular affinity for their products or services. Our value proposition to advertisers includes:
•	Focused Advertising. We believe we deliver access to one of the largest audiences of self-identified gay and lesbian people in the world. Our advertising programs allow both large national and international advertisers as well as smaller, local advertisers to reach the LGBT audience in a cost-effective manner.

•	Targeted Campaigns. In addition to offering advertisers the opportunity to reach the broader LGBT audience, we offer the opportunity to more closely target specific audiences. For example, advertisers have the potential to reach our entire online user base with run-of-site advertisements or to target only those members who share certain common attributes such as age, gender, geographic location or online behaviors. By dividing our online content offerings into topic sections within channels, we provide our advertisers with the ability to target their marketing efforts further, by sponsoring topic sections or running individual advertisements in channels specifically relevant to their particular products and services or brand strategy.

•	Research and Analysis. We engage third parties to conduct independent research on member panels assembled from our online membership base regarding the effectiveness of specific campaigns as well as other matters of interest to our advertisers. Campaign studies examine the effect the campaign had on brand awareness, brand attributes, message association, brand favorability, purchase intent and advertisement recall and can include an analysis of the research and recommendations for future advertising campaigns. In addition to benefiting the advertiser, this type of research helps educate us on how to more effectively position and manage campaigns for our advertisers.

Growth Strategy
     Our goal is to enhance our position as an LGBT-focused market leader by maximizing the growth prospects and profitability of each of our revenue streams. We seek to achieve this through the following strategies:
     Growing Our User Base. We have sought to grow our user and subscription base by building on the extensive member base that we have developed online through the Gay.com and PlanetOut.com websites. We plan to continue marketing directly to consumers through targeted online advertising, keyword buys and affiliate programs. We also intend to offer new products and services through our websites. For example, we are currently developing improvements to key features such as chat and profiles, and expanded capabilities related to member-generated content as part of our website and technology re-architecture
     Capitalizing on Advertising Growth and Relationships. We believe our large user base across multiple properties provides us with greater reach than other LGBT-focused media providers and that we are well positioned to benefit from the growth in advertisers wishing to target the LGBT community. By promoting packages that include, among others, Internet, e-mail, and events opportunities, we believe we can differentiate our products and more effectively serve our advertising clients.
Competition
     We operate in a highly competitive environment. Across all three of our revenue streams, we compete with traditional media companies focused on the general population and the LGBT community, including local newspapers, national and regional magazines, satellite radio, cable networks, and network, cable and satellite television shows. In our advertising business, we compete with a broad variety of online and print content providers, including large media companies such as Yahoo!, Google, MSN, Time Warner, Viacom, Condé Nast and News Corporation, as well as a number of smaller companies focused specifically on the LGBT community. In our online subscription business, our competitors include these companies as well as other companies that offer more targeted online service offerings, such as Match.com and Yahoo! Personals, and a number of other smaller online companies focused specifically on the LGBT community. More recently, we have faced competition from the growth of social networking sites, such as MySpace and Facebook, that provide opportunity for an online community for a wide variety of users, including the LGBT community. In our transaction business, we compete with traditional and online retailers. Most of these transaction service competitors target their products and services to the general audience while still serving the LGBT market. Other competitors, however, specialize in the LGBT market.
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
Intellectual Property
     We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have registered several trademarks in the United States, including “PlanetOut,” “PlanetOut and Design,” and “Gay.com and Design.” We have registered or applied for additional protection for several of these trademarks in select relevant international jurisdictions. Even if these applications are allowed, they may not provide us with a competitive advantage. To date, we have relied primarily on common law copyright protection to protect the content posted on our websites. Competitors may challenge the validity and scope of our trademarks and copyrights. From time to time, we may encounter disputes over rights and obligations concerning our use of intellectual property. We believe that the services we offer do not infringe the intellectual property rights of any third party. We cannot, however, make any assurances that we will prevail in any intellectual property dispute.
Regulatory Compliance
We are, and may in the future be, subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. In particular, we are required, or may in the future, be required, to:
•	comply with a law enacted in New Jersey in January 2008, or other similar laws which may be passed in the future, requiring us to conduct background checks on our members prior to allowing them to interact with other members on our websites or, alternatively, provide notice on our websites that we have not conducted background checks on our members;

•	provide advance notice of any changes to our privacy policies or to our policies on sharing non-public information with third parties;

•	with limited exceptions, give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties;

•	provide notice to residents in some states if their personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker;

•	comply with current or future anti-spam legislation by limiting or modifying some of its marketing and advertising efforts, such as email campaigns;

•	comply with the European Union privacy directive and other international regulatory requirements by modifying the ways in which we collect and share our users’ personal information;

•	qualify to do business in various states and countries, in addition to jurisdictions where we are currently qualified, because our websites are accessible over the Internet in those states and countries;

•	limit our domestic or international expansion because some jurisdictions may limit or prevent access to our services as a result of the availability of some content intended for mature viewing; and

•	limit or prevent access, from some jurisdictions, to some or all of the member-generated content available through our websites. For example, regulations adopted by the United States Department of Justice (the “DOJ”) under the Child Protection and Obscenity Act of 1988 (the “CPO Act”) require primary and secondary producers, as defined in the regulations, of certain adult materials to obtain and make available for inspection specified records, such as a performer’s name, address and certain forms of photo identification as proof of a performer’s age. We could be deemed a secondary producer under the CPO Act because we allow our members to display photographic images on our websites as part of member profiles. While the CPO Act and related regulations have been the subject of extensive litigation challenging their constitutionality, they remain in effect in modified form. We may accordingly be subject to significant and burdensome recordkeeping compliance requirements and will have to evaluate and implement additional registration and recordkeeping processes and procedures, each of which would result in additional expenses or in fines or other sanctions in the event of noncompliance. Alternatively, if we determine that the recordkeeping and compliance requirements would be too burdensome, we may be forced to limit the type of content that we allow our members to post to their profiles.
Employees
     As of December 31, 2008, we had 95 full-time employees and 10 part-time or temporary employees. We utilize part-time and temporary employees primarily to handle overflow work and short-term projects. None of our employees are unionized, and we believe that we generally have good relations with our employees.
     On January 16, 2009, we reduced our workforce by approximately 33%, including our Chief Technology Officer, to reduce costs and manage expenses.
Executive Officers
     The following table sets forth information regarding our executive officers as of March 3, 2009:

Name	Age	Position

Executive officers
Daniel E. Steimle	60	Chief Executive Officer and Chief Financial Officer

     Daniel E. Steimle has served as our Interim Chief Financial Officer since October 2007 and on March 2, 2009, our board of directors appointed Mr. Steimle as our Chief Executive Officer and Chief Financial Officer, effective March 3, 2009. Since June 2007, Mr. Steimle has been a member of Tatum, LLC, an executive services firm, prior to which he was with CSL Consulting, a consulting firm, from November 2006 to May 2007, and again from October 2002 to June 2004 where he served as acting CFO and in other advisory capacities for several technology companies. From July 2004 to November 2006, Mr. Steimle served as Vice President, Chief Financial Officer at Turin Networks, Inc., a telecommunications equipment supplier. From August 2000 to September 2002, Mr. Steimle served as Vice President, Chief Financial Officer for LGC Wireless, Inc., a wireless infrastructure equipment supplier. Prior to that, Mr. Steimle served as Chief Financial Officer and in other senior financial management positions for several public and private technology companies. Mr. Steimle holds a B.S. in Accounting from Ohio State University and a MBA in Management/Marketing from the University of Cincinnati.
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
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of December 31, 2008, our accumulated deficit was approximately $107.1 million. We experienced net losses of $51.2 million and $17.7 million for the years ended December 31, 2007 and 2008, respectively and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
While our proposed merger with Here Networks LLC and Regent Entertainment Media Inc. is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.
          Uncertainty about the effect of our proposed merger on our employees and customers may have an adverse effect on our business. Although we intend to take actions to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future post-merger roles with the company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the company post-merger, our business could be seriously harmed.
          The merger agreement also restricts us from taking specified actions until the proposed business combination occurs or the merger agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise before completion of the proposed business combination or, if the proposed business combination is abandoned, termination of the merger agreement.
Failure to complete the proposed business combination with Here Networks LLC and Regent Entertainment Media Inc. could negatively affect our business.
          If the proposed business combination is not completed for any reason, we may be subject to a number of material risks, including the following:
•	we may not realize the benefits expected from becoming part of a combined company, including a potentially enhanced competitive and financial position;

•	current and prospective employees may experience uncertainty about their future roles with us, which may adversely affect our ability to attract and retain key management, marketing and technical personnel;

•	in preparation for the proposed business combination, we may take additional actions with respect to our business that we would not have taken if we were continuing to operate on a stand-alone basis;

•	costs related to the proposed business combination which we incur, such as legal, accounting and some financial advisory fees, must be paid even if the proposed business combination is not completed; and

•	we may be required to raise additional capital to continue operating as a stand-alone company, which could result in substantial dilution to our existing stockholders or increased interest and other costs, and such additional capital may not be available on acceptable terms, or at all, especially in view of the current market conditions.
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
     Our advertising revenue is also dependent on the collective experience of our sales force and on our ability to recruit, hire, train, retain and manage our sales force. We have experienced turnover in our sales team and, on January 16, 2009, reduced our sales force by approximately 50% to reduce costs and manage expenses. If we are unable to retain our current sales force, or if our reduced sales force is unable to effectively meet its increased obligations, we may be unable to meet the demands of our current advertisers or attract new advertisers and our advertising revenue could decrease.
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
     We recently converted the core website functionality of our flagship website, Gay.com, onto a new technology platform. During the re-launch of the Gay.com website, we experienced technical difficulties that resulted in downtime and suboptimal performance of the website. As a result of these technical difficulties, some of our members and subscribers canceled their accounts and subscriptions with us. On January 16, 2009, we reduced our technology staff by approximately 50% to reduce costs and manage expenses. If we encounter further technical difficulties, and such difficulties result in continued or increased downtime on our Gay.com website, or if our users, members and subscribers do not like the new look, feel and functionality of our new Gay.com website, additional members and subscribers may cancel their accounts and subscriptions with us, advertisers may fail to initiate or renew their contracts with us and our revenue will decline.
If our efforts to attract and retain subscribers are not successful, our revenue will decrease.
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services or re-launch current services, as we recently did with our Gay.com website, and such services are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2008, total subscription cancellations exceeded the number of new subscriptions, resulting in a decrease in total paying online subscribers.
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
     In July 2007, we completed a private placement financing, which resulted in significant dilution to our existing stockholders. As a result of our recent and continuing losses, we may need to raise additional capital to fund operating activities. We expect that raising additional financing will be very difficult, if it could be obtained at all. If we were to raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stock, and our stockholders will experience further dilution of their ownership interests. If we are unable to raise additional financing, our business could be harmed, and we could be forced to engage in dispositions of remaining assets or businesses on unfavorable terms, or consider curtailing or ceasing operations.
If we do not regain and maintain compliance with Nasdaq minimum market value of publicly held shares requirement or other listing requirements, we may be forced to transfer to the Nasdaq Capital Market or our common stock may be delisted.
     On August 11, 2008, we received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market stating that we have not maintained a minimum market value of $5,000,000 of publicly held shares (defined as total shares outstanding, less any shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding), as required for continued inclusion under Marketplace Rule 4450(a)(2) (the “Rule”). The notice further stated that we had 90 calendar days (or until October 30, 2008) to regain compliance. If, at anytime prior to October 30, 2008, the minimum market value of publicly held shares (as defined by the Rule) of our common stock was $5,000,000 or greater for a minimum of 10 consecutive trading days, then we would regain compliance with the Rule. We were unable to regain compliance by October 30, 2008. However, on October 16, 2008, we were notified by Nasdaq that, due to extraordinary market conditions, Nasdaq was temporarily suspending the minimum bid price and market value of publicly held shares requirements for continued inclusion. As a result of that suspension, all companies in the compliance process resulting from their failure to meet these requirements, including us, will remain in the same stage of the process through April 19, 2009.

     If we cannot demonstrate compliance with the Rule by approximately April 30, 2009, the Nasdaq staff will provide written notification that our securities will be delisted and, at that time, we may appeal the determination to a Listing Qualifications Panel. If our common stock were to be delisted, it would trade on the over-the-counter bulletin board or in the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid market places than the Nasdaq Global Market or the Nasdaq Capital Market. This could make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise any additional capital. Additionally, a future reverse stock split, if any, may not necessarily result in our regaining compliance with Nasdaq rules.
     Alternatively, we may apply to transfer our securities to the Nasdaq Capital Market, if we satisfy inclusion requirements for that market. If we timely submit the transfer application, the initiation of the delisting proceedings will be stayed by the Nasdaq staff pending review of the application. We intend to monitor the minimum market value of publicly held shares (as defined by the Rule) of our common stock between now and approximately April 30, 2009. If our common stock does not trade at a level that is likely to regain compliance, our board of directors will consider options available to us, including applying to transfer our securities to the Nasdaq Capital Market.
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
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. We have experienced departures of several executives and key employees, and on January 16, 2009, reduced our total workforce by approximately 33%, including our Chief Technology Officer, to reduce costs and manage expenses. Any disruptions from further reductions in force or departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. Our financial condition, the recent reduction in force and divestiture of certain businesses and entry into a definitive merger agreement regarding a proposed business combination with Here Networks LLC and Regent Entertainment Media Inc. may negatively impact our ability to attract and retain qualified personnel. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.
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
     We have registered various domain names relating to our brands, including Gay.com, PlanetOut.com, and PlanetOutInc.com. If we fail to maintain these registrations, a third party may be able to gain rights to or cause us to stop using these domain names, which will make it more difficult for users to find our websites and our service. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may designate additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. If a third party acquires domain names similar to ours and engages in a business that may be harmful to our reputation or confusing to our subscribers and other customers, our revenue may decline, and we may incur additional expenses in maintaining our brand and defending our reputation. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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
     We are subject to federal, state, local and international laws, including laws affecting companies conducting business on the Internet, including user privacy laws, regulations prohibiting unfair and deceptive trade practices and laws addressing issues such as freedom of expression, pricing and access charges, quality of products and services, taxation, advertising, intellectual property rights, display and production of material intended for mature audiences and information security. Our compliance with these laws may require us to, for example, change or limit the content we offer to customers through our websites, or change or limit the ways in which our online subscribers interact with one another. If such changes or limitations cause our subscribers to cancel their subscriptions, or reduce the number of first-time subscribers, our revenue could decline.
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
     Our ability to provide satisfactory customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any significant disruption or slowdown in our ability to process customer calls resulting from telephone or Internet failures, power, system or service outages, technological issues with our infrastructure, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. In July 2007, we closed our office in Argentina, as a result of which the number of customer service representatives and the hours of customer service representation were reduced. In January 2009, we further reduced our customer service staff to reduce costs and manage expenses. If due to these reductions or otherwise we are unable to continually provide adequate staffing for our customer service operations, our reputation could be harmed and we may lose existing and potential subscribers. In addition, we cannot guarantee that email and telephone call volumes will not exceed our present system or staffing capacities. If this occurs, we could experience delays in responding to customer inquiries and addressing customer concerns.

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
Adult content in our online service may be the target of negative publicity campaigns or subject us to restrictive or costly regulatory compliance.
     A portion of the content of our online service is adult in nature. Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we are a provider of adult content. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because of our adult content, which, in turn, may hurt the value of our stock. Additionally, future laws or regulations, or new interpretations of existing laws and regulations, may restrict our ability to provide adult content, or make it more difficult or costly to do so, such as the Walsh Act, which became law in July 2006, and the regulations adopted by the DOJ in June 2005 and January 2009 purporting to implement the CPO Act.
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
     We also do not currently collect sales, use or other similar taxes for sales of our subscription services. In the future, one or more local, state or foreign jurisdictions may seek to impose sales, use or other tax collection obligations on us. If these obligations are successfully imposed upon us by a state or other jurisdiction, we may suffer decreased sales into that state or jurisdiction as the effective cost of purchasing goods or services from us will increase for those residing in these states or jurisdictions.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through February 25, 2009, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $0.18 to $136.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.
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
     As a Delaware corporation, we are also subject to Delaware law anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Additionally, our Stockholder Rights Plan adopted in January 2007 will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. Our board of directors could rely on Delaware law or the Stockholder Rights Plan to prevent or delay an acquisition of us. On January 8, 2009, the Stockholder Rights Plan was amended so that it did not apply to the proposed business combination with Here Networks LLC, Regent Entertainment Inc. and Here Media Inc.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We are headquartered in San Francisco, California and currently lease approximately 56,000 square feet at our headquarters facility through 2012. We believe that our existing facilities are adequate to meet current requirements. We believe that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

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
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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
Market Information
     Our common stock is traded on The Nasdaq Global Market under the symbol “LGBT.” Public trading of our common stock commenced in October 2004 and there was no public market for our stock prior to that time. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on The Nasdaq Global Market:

		High	Low
2007
	First Quarter	$51.90	$33.00
	Second Quarter	35.20	8.60
	Third Quarter	23.30	11.80
	Fourth Quarter	13.24	5.41

2008
	First Quarter	$6.28	$2.56
	Second Quarter	3.50	1.65
	Third Quarter	2.80	1.86
	Fourth Quarter	2.75	0.25
On February 25, 2009, the closing sales price of our common stock was $0.21 per share.
     As of February 25, 2009, there were approximately 175 holders of record of our common stock. This figure does not include the number of stockholders whose shares are held of record by a broker or clearing agency, but does include each such brokerage house or clearing agency as a single holder of record.
     We have never paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.
     For information on securities authorized for issuance under our equity compensation plans, refer to Item 12, Part III.
Repurchases of Equity Securities

(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of	Dollar Value) of
	Number of	(b) Average	Shares Purchased	Shares that May
	Shares	Price Paid	as Part of Publicly	Yet Be Purchased
	Purchased	per	Announced	Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
October 1, 2008 — October 31, 2008	—	$—	—	—
November 1, 2008 — November 30, 2008	—	—	—	—
December 1, 2008 — December 31, 2008	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 6.	Selected Financial Data
     The selected financial data set forth below are derived from our financial statements. The statement of operations data for the years ended December 31, 2006, 2007 and 2008, and the balance sheet data as of December 31, 2007 and 2008 are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2005, and the balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited financial statements not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read with our financial statements, including the accompanying notes to the financial statements, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)
Revenue:
Advertising services	$6,541	$11,724	$10,683	$9,361	$6,150
Subscription services	16,775	21,135	18,040	16,130	13,413
Transaction services	1,646	2,732	1,021	470	257

Total revenue	24,962	35,591	29,744	25,961	19,820

Operating costs and expenses: (*)
Cost of revenue	8,068	11,964	9,491	11,422	9,877
Sales and marketing	8,806	11,088	10,142	9,191	6,651
General and administrative	5,182	7,036	7,868	11,433	7,238
Restructuring	—	—	737	630	—
Depreciation and amortization	2,457	3,460	3,786	5,455	3,908
Impairment of goodwill and intangible assets	—	—	—	415	—

Total operating costs and expenses	24,513	33,548	32,024	38,546	27,674

Income (loss) from operations	449	2,043	(2,280)	(12,585)	(7,854)
Interest expense	(1,077)	(238)	(481)	(1,610)	(131)
Other income, net	116	1,142	568	513	178

Income (loss) from continuing operations before income taxes	(512)	2,947	(2,193)	(13,682)	(7,807)
Provision (benefit) for income taxes	25	207	45	(6)	—

Income (loss) from continuing operations	(537)	2,740	(2,238)	(13,676)	(7,807)
Accretion on redeemable convertible preferred stock	(1,402)	—	—	—	—
Loss from discontinued operations, net of taxes	—	—	(1,472)	(37,494)	(9,880)

Net earnings (loss) attributable to common stockholders	$(1,939)	$2,740	$(3,710)	$(51,170)	$(17,687)

Net earnings (loss) per share:
Basic	$(4.01)	$1.60	$(2.14)	$(17.79)	$(4.36)

Diluted	$(4.01)	$1.51	$(2.14)	$(17.79)	$(4.36)

Weighted-average shares used to compute net earnings:
Basic	484	1,712	1,733	2,876	4,054

Diluted	484	1,819	1,733	2,876	4,054

(*) Stock-based compensation is allocated as follows (see Note 9):
Cost of revenue	$565	$177	$61	$186	$121
Sales and marketing	556	254	37	33	6
General and administrative	1,013	568	173	478	345

Total stock-based compensation	$2,134	$999	$271	$697	$472

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$43,128	$18,461	$9,674	$8,534	$4,943
Working capital	39,209	14,761	7,144	8,298	683
Total assets	59,208	77,338	93,589	41,352	16,878
Long-term liabilities	2,241	10,636	12,647	4,076	1,366
Stockholders’ equity	$48,764	$53,052	$51,145	$24,909	$7,977

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2008, should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, and contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below and under “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
Overview
     We are a leading online media company exclusively serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through our websites Gay.com and PlanetOut.com.
     As a result of the divestitures of RSVP, DSW, LPI and SpecPub and our decision to exit the Travel and Events and Publishing businesses in December 2007 and August 2008, respectively, we have one segment remaining as of December 31, 2008: Online. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub in discontinued operations within the consolidated financial statements.
     On January 8, 2009, we signed a definitive agreement to combine with Here Networks LLC and Regent Entertainment Media Inc. Under the proposed business combination, the combined entity will be called Here Media Inc. (“Here Media”) and will be effected through a contribution by the owners of Here Networks and Regent Entertainment Media of those businesses and an estimate of $4.7 million of cash into Here Media, a newly formed holding company. PlanetOut will concurrently be merged with a wholly owned subsidiary of Here Media. Following the contribution and the merger, all three companies will be subsidiaries of Here Media.
     Executive Operating and Financial Summary
     Our total revenue was $19.8 million in fiscal 2008, decreasing 24% from our prior year’s revenue of $26.0 million, due primarily to decreases in our advertising and subscription services revenue. Total operating costs and expenses were $27.7 million in fiscal 2008, decreasing 28% from the prior year total of $38.6 million. These decreases were primarily due to reductions in headcount, legal expenses and marketing expenditures. Loss from operations was $7.9 million in fiscal 2008, compared to a loss from operations of $12.6 million in fiscal 2007. This decrease in loss from operations was primarily the result of the reductions in operating costs in order to manage expenses against decreases in our revenues noted above.
     We expect that revenue will decrease slightly in fiscal 2009 in comparison to fiscal 2008, primarily as a result of overall economic conditions. We expect our operating loss will decrease in fiscal 2009 in comparison to fiscal 2008, due to further reductions in our operating expenses including the restructuring noted in Note 14 “Subsequent Events” in our consolidated financial statements.
Results of Operations
     Operating performance is measured based on contribution margin (loss), which consists of total revenues from external customers less direct operating expenses. Direct operating expenses include cost of revenue and sales and marketing expenses. Other operating costs and expenses such as general and administrative costs (consisting of costs such as corporate management, human resources, finance and legal), restructuring, and depreciation and amortization do not vary proportionately with total revenues, and as such, are not evaluated in the measurement of operating performance.
     We derive online advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. We derive online subscription services revenue from paid membership subscriptions to our online media properties. Transaction services revenue includes revenue generated from co-marketing agreements with affiliates.

     Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure, and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, and purchased content. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; marketing and promotion expenditures; and occupancy costs.
     Comparison of the year ended December 31, 2007 to the year ended December 31, 2008 (in thousands, except percentages):

	Year Ended December 31,		Increase (decrease)
	2007	2008	$	%
Online revenue:
Advertising services	$9,361	$6,150	$(3,211)	(34%)
Subscription services	16,130	13,413	(2,717)	(17%)
Transaction services	470	257	(213)	(45%)

Total online revenue	25,961	19,820	(6,141)	(24%)

Online direct operating costs and expenses:
Cost of revenue	11,422	9,877	(1,545)	(14%)
Sales and marketing	9,191	6,651	(2,540)	(28%)

Total online direct operating costs and expenses	20,613	16,528	(4,085)	(20%)

Online contribution margin	$5,348	$3,292	$(2,056)	(38%)

     Online revenues decreased as a result of a decrease in our advertising revenues due to turnover in our sales staff and overall economic conditions and the discontinuance of our Local Scene advertising services revenue of $0.8 million in 2007, partially offset by $1.7 million of advertising revenue in fiscal 2008 related to the marketing and advertising services provided to Regent as part of the Marketing Agreement with Regent and a decrease in subscription revenues due to a reduction in the number of online subscribers to our Gay.com website. Online cost of revenue decreased primarily as a result of decreased headcount expenses of $0.6 million, a reduction in writedowns of capitalized labor of $0.5 million in 2007 related to development plan changes to our website, a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan of $0.2 million and decreases in credit card fees of $0.2 million. Online sales and marketing expenses decreased primaritly as a result of decreased headcount expenses of $0.9 million and decreased spending on advertising and marketing of $0.8 million during fiscal 2008.
     For fiscal 2009, we expect that online revenue will decrease from fiscal 2008 as a result of anticipated additional reductions in the number of online subscribers and reductions in advertising revenues as a result of overall economic conditions and the completion of advertising services to Regent under the Marketing Agreement in March 2009. We expect that online cost of revenue will decrease as a result of further reductions in headcount. For fiscal 2009, we expect that sales and marketing expenses will decrease as a result of further reductions to marketing expenditures to manage costs.
     Comparison of the year ended December 31, 2006 to the year ended December 31, 2007 (in thousands, except percentages):

	Year Ended December 31,		Increase (decrease)
	2006	2007	$	%
Online revenue:
Advertising services	$10,683	$9,361	$(1,322)	(12%)
Subscription services	18,040	16,130	(1,910)	(11%)
Transaction services	1,021	470	(551)	(54%)

Total online revenue	29,744	25,961	(3,783)	(13%)

Online direct operating costs and expenses:
Cost of revenue	9,491	11,422	1,931	20%
Sales and marketing	10,142	9,191	(951)	(9%)

Total online direct operating costs and expenses	19,633	20,613	980	5%

Online contribution margin	$10,111	$5,348	$(4,763)	(47%)

     Online revenues decreased as a result of decreases in subscription revenue due to a reduction in the number of online subscribers to our Gay.com website, decreases in transaction revenue due to a decrease in sales of products on our former transaction-based website properties of $0.7 million in 2007 and a decrease in advertising revenue due to a reduction in national and local advertising sales due in part to turnover in our sales staff. Online cost of revenue increased primarily as a result of increased costs to integrate and re-architect the core technology platform of our websites, and, to a lesser extent, increased severance and other costs related to the departure of our former Chief Technology Officer of $0.2 million. Online sales and marketing expenses decreased as a result of decreased spending on advertising during fiscal 2007.
     Other Operating Costs and Expenses
     Other operating costs and expenses include general and administrative costs (such as corporate management, human resources, finance and legal), restructuring, depreciation and amortization and impairment of goodwill and intangible assets. These other operating costs and expenses do not vary proportionately with total revenues, and as such, are not evaluated in the measurement of operating performance.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $7.2 million for 2008, down 37% from the prior year. General and administrative expenses as a percentage of revenue were 37% for 2008, down from 44% in the prior year. The decrease in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to decreased compensation and employee related costs of $1.1 million as a result of reductions in headcount, including severance and other costs related to the departure of our President and Chief Operating Officer in March 2007of $0.3 million decreases in legal expenses of $1.5 million, and a reduction in expenses due to the closing of our international offices in conjunction with our July 2007 reorganization plan of $0.7 million.
     Our general and administrative expenses were $11.4 million for 2007, up 45% from the prior year. General and administrative expenses as a percentage of revenue were 44% for 2007, up from 26% in the prior year. The increase in general and administrative expenses in both absolute dollars and as a percentage of revenue were due to increased compensation and employee related costs as a result of increases in headcount expense of $1.1 million and increased legal and insurance expenses of $1.4 million and $0.2 million, respectively.
     For fiscal 2009, we expect general and administrative expenses to decrease from fiscal 2008 primarily due to decreased compensation and employee related costs as a result of decreases in headcount.
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
     In July 2007, our board of directors adopted and approved a reorganization plan to further align our resources with our strategic business objectives. As part of the plan, we closed our international offices located in Buenos Aires and London in order to streamline our business operations and reduce expenses. The reorganization, along with other organizational changes, reduced our total workforce by approximately 15%. Restructuring costs of approximately $0.6 million, primarily related to employee severance benefits of approximately $0.5 million and facilities consolidation expenses of approximately $0.1 million, were recorded during 2007. We completed this restructuring in the fourth quarter of 2007.
     For fiscal 2009, we expect additional restructuring charges of $0.5 million as a result of our January 2009 restructuring.
     Depreciation and Amortization. Depreciation and amortization expense was $3.9 million for fiscal 2008, down 28% from the prior year, due primarily to a decrease in depreciable assets in service and due a decrease in amortization of loan origination costs with the repayment of our note to Orix in 2007. Depreciation and amortization as a percentage of revenue was 20% for 2008, down from 21% in the prior year. Depreciation and amortization expense was $5.5 million for fiscal 2007, up 44% from the prior year, due primarily to increased capital expenditures to support our on-going online product development and compliance efforts and amortization of loan origination costs of our note to Orix of $0.3 million. Depreciation and amortization as a percentage of revenue was 44% for 2007, up from 13% in the prior year as a result of the increased expenditures for online product development and decreased revenues from the prior year.

     For fiscal 2009, we expect depreciation and amortization expense will decrease from fiscal 2008 as a result of a decrease in depreciable assets in service.
     Impairment of Goodwill and Intangible Assets. During the fourth quarter of 2007, we recorded an impairment charge to goodwill of $0.4 million related to the winding down of our international marketing efforts and the closure of our international offices in conjunction with our July 2007 restructuring plan.
     Other Income and Expenses
     Interest Expense. Interest expense was $0.1 million for fiscal 2008, a decrease of 92% from the prior year, due primarily to repayment in July 2007 of our Orix term and revolving loans entered into in September 2006. Interest expense was $1.6 million for fiscal 2007, an increase of 235% from the prior year, due primarily to the issuance of the Orix term and revolving loans. Interest expense for the year ended December 31, 2007 includes prepayment fees of $0.3 million, loan deferral fees of $0.2 million and $0.2 million for acceleration of the loan discount on the Orix loans.
     Other Income, Net. Other income, net consists of interest earned on cash, cash equivalents, and restricted cash as well as other miscellaneous non-operating transactions. Other income, net was $0.2 million for fiscal 2008, a decrease of 65% from the prior year, primarily due to decreased interest income during fiscal 2008 on our lower cash balance as a result of loss from continuing and discontinued operations. Other income, net was $0.5 million for fiscal 2007, a decrease of 10% from the prior year, primarily due to decreased interest income during fiscal 2007 on our lower cash balance as a result of the acquisitions of LPI in November 2005 and RSVP in March 2006.
     Discontinued Operations
     In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In March 2007, we sold our membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, we sold substantially all of the assets of RSVP. In August 2008, we sold our Publishing business to Regent, which included the operations of LPI and SpecPub.
     As a result of the sale of our interest in DSW, the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and our decision to exit our Publishing and Travel and Events businesses, we have reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the year ended December 31, 2006 in accordance with FAS 144. We have reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2007. In addition, we have segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for the years ended December 31, 2006 and 2007. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of our Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of our Publishing segment.
     During the three months ended June 30, 2007, we determined that a triggering event had occurred in May 2007, primarily due to lower advertising revenue than expected related to our publishing segment and lower than expected revenue related to our Travel and Events business which we believe resulted in a significant decrease in the trading price of the our common stock and a corresponding reduction in its market capitalization. As a result of this triggering event, we conducted the first step of its goodwill impairment test and determined that goodwill had been impaired. Accordingly, we conducted the second step of our impairment test to measure the impairment and recorded an estimated impairment charge to goodwill in the amount of $21.1 million in operating expenses of discontinued operations during the three months ended June 30, 2007.
     During the three months ended December 31, 2007, in conjunction with our estimate to measure goodwill impairment in the three months ended June 30, 2007, we recorded an impairment charge to our customer lists and user bases and tradenames of $1.9 million and $2.5 million, respectively, as a result of the completion of an independent business valuation of the intangible assets of our LPI reporting unit.
     Restructuring costs of approximately $19,000, consisting of termination benefits related to our Travel and Events business, were recorded in discontinued operations during 2007. Restructuring costs of approximately $54,000, consisting of termination benefits related to our Publishing business, were recorded in discontinued operations during 2006.

     The results of discontinued operations for the years ended December 31, 2006, 2007 and 2008 were as follows (in thousands):

	Year ended December 31, 2006
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$22,108	$6,904	$9,158	$730	$38,900
Operating costs and expenses:
Cost of revenue	13,071	4,182	8,369	92	25,714
Sales and marketing	4,680	770	1,317	435	7,202
General and administrative	3,192	630	890	131	4,843
Restructuring	54	—	—	—	54
Depreciation and amortization	895	506	419	—	1,820
Impairment of goodwill and intangible assets	—	—	—	—	—

Total operating costs and expenses	21,892	6,088	10,995	658	39,633

Income (loss) from operations	216	816	(1,837)	72	(733)
Other income (expense), net	(482)	(221)	8	(44)	(739)

Income (loss) from discontinued operations	$(266)	$595	$(1,829)	$28	$(1,472)

	Year ended December 31, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$20,249	$6,803	$17,033	$2	$44,087
Operating costs and expenses:
Cost of revenue	13,835	4,629	18,737	—	37,201
Sales and marketing	5,514	1,561	1,525	37	8,637
General and administrative	3,118	571	262	1	3,952
Restructuring	—	—	19	—	19
Depreciation and amortization	1,015	253	286	—	1,554
Impairment of goodwill and intangible assets	20,099	5,400	4,400	—	29,899

Total operating costs and expenses	43,581	12,414	25,229	38	81,262

Loss from operations	(23,332)	(5,611)	(8,196)	(36)	(37,175)
Other income (expense), net	(241)	(103)	25	—	(319)

Loss from discontinued operations	$(23,573)	$(5,714)	$(8,171)	$(36)	$(37,494)

	Year ended December 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$12,569	$2,885	$—	$15,454
Operating costs and expenses:
Cost of revenue	9,213	2,282	(23)	11,472
Sales and marketing	3,346	686	(21)	4,011
General and administrative	1,621	211	10	1,842
Restructuring	1,132	97	—	1,229
Depreciation and amortization	327	31	—	358
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	17,617	7,601	(34)	25,184

Income (loss) from operations	(5,048)	(4,716)	34	(9,730)
Other income (expense), net	(15)	1	—	(14)

Income (loss) from discontinued operations	(5,063)	(4,715)	34	(9,744)
Gain (loss) on sale of discontinued operations	(787)	651	—	(136)

Income (loss) from and gain (loss) on sale of discontinued operations	$(5,850)	$(4,064)	$34	$(9,880)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2007
	LPI	SpecPub	Total
Current assets of discontinued operations:
Accounts receivable	$3,189	$977	$4,166
Inventory	1,113	314	1,427
Prepaid expenses and other current assets	1,251	504	1,755

	$5,553	$1,795	$7,348

Long-term assets of discontinued operations:
Property and equipment, net	$620	$54	$674
Goodwill	1,427	2,708	4,135
Intangible assets, net	1,870	2,567	4,437
Other assets	58	51	109

	$3,975	$5,380	$9,355

Current liabilities of discontinued operations:
Accounts payable	$495	$73	$568
Accrued expenses and other liabilities	603	161	764
Deferred revenue, current portion	1,717	1,434	3,151
Capital lease obligations, current portion	23	7	30

	$2,838	$1,675	$4,513

Long-term liabilities of discontinued operations:
Deferred revenue, less current portion	$1,089	$578	$1,667
Capital lease obligations, less current portion	104	24	128
Deferred rent, less current portion	157	178	335

	$1,350	$780	$2,130

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
     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our consolidated financial statements:
     Revenue recognition. We derive our revenue principally from the sale of premium subscription services, banner and sponsorship advertisements and transactions services. Premium subscription services are generally for a period of one month to twelve months. Premium subscription services are generally paid for upfront by credit card, subject to cancellations by subscribers or charge backs from transaction processors. Revenue, net of estimated cancellations and charge backs, is recognized ratably over the service term. To date, cancellations and charge backs have not been significant and have been within management’s expectations. In January 2006, we began offering our customers premium online subscription services bundled with magazine subscriptions. In accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we defer subscription revenue on bundled subscription service offerings based on the pro-rata fair value of the individual premium subscription services and magazine subscriptions.
     To date, the duration of our banner advertising commitments has ranged from one week to one year. Sponsorship advertising contracts generally have terms ranging from three months to two years and also involve more integration with our services, such as the placement of buttons that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that we have no significant obligations remaining at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight line basis. Our obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of our online properties. To the extent that these minimums are not met, we defer recognition of the corresponding revenue until the minimums are achieved.

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
     Goodwill and Other Long-lived Assets. Our long-lived assets include goodwill, property and equipment and other assets. We test goodwill for impairment on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment in determining the fair value of our reporting units and our enterprise as a whole. We conduct our annual test as of December 1st each year. Future impairment losses may have a material adverse impact on our financial condition and results of operations.
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
     Stock-based compensation. We have granted stock options to employees and non-employee directors. We recognize compensation expense for all stock-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”). Under the fair value recognition provisions of FAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period).
     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. Management uses an estimate of future volatility for our stock based on our historical volatility and the volatilities of comparable companies. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period. See Notes 1 and 9 of Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.
     Income Taxes We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax assessment for years before 2005. State jurisdictions that remain subject to assessment range from 2004 to 2008. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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
     Cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, and cash, cash equivalents and short-term investments, as reflected in the Consolidated Balance Sheets, are summarized in the table below:

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except percentage of total assets)
Net cash provided by (used in):
Operating activities	$(4,621)	$(14,917)	$458
Investing activities	(14,867)	796	(3,183)
Financing activities	10,700	12,952	(857)
Effect of exchange rate on cash and cash equivalents	1	29	(9)

Net decrease in cash and cash equivalents	$(8,787)	$(1,140)	$(3,591)

Cash, cash equivalents and short-term investments
Cash and cash equivalents	$9,674	$8,534	$4,943
Short-term investments	2,050	—	—

Total cash, cash equivalents and short-term investments	$11,724	$8,534	$4,943

Percentage of total assets	12.5%	20.6%	29.3%
     Cash provided by operating activities for 2008 was $0.4 million, due primarily to cash provided by operating activities of discontinued operations of $0.6 million and our loss from continuing operations of $7.8 million partially offset by depreciation and amortization of $3.9 million, stock-based compensation expense of $0.5 million and a net decrease in operating assets and liabilities of $3.1 million. Cash used in operating activities for 2007 was $14.9 million, due primarily to our loss from continuing operations of $13.7 million and cash used in operating activities of discontinued operations of $9.5 million, partially offset by impairment of goodwill and intangible assets of $0.4 million, depreciation and amortization expense of $5.5 million, stock-based compensation expense of $0.7 million and a net decrease in operating assets and liabilities of $0.3 million. Cash used in operating activities for 2006 was $4.6 million, due primarily to our loss from continuing operations of $1.9 million, cash used in operating activities of discontinued operations of $2.2 million and an increase in accounts receivable of $1.1 million partially offset by depreciation and amortization of $3.8 million and stock-based compensation expense of $0.3 million.
     Cash used in investing activities for 2008 was $3.2 million, due primarily to purchases of property and equipment of $1.9 million and an increase in restricted cash of $1.3 million. Cash provided by investing activities for 2007 was $0.8 million, due primarily to sales of short-term investments of $2.1 million and a decrease in restricted cash of $2.7 million, offset partially by purchases of property and equipment of $3.7 million. Cash used in investing activities for 2006 was $14.9 million, due primarily to acquisitions of discontinued operations of $5.4 million, purchases of property and equipment of $4.1 million, purchases of short-term investments of $2.1 million and an increase in restricted cash of $2.9 million.
     Net cash used in financing activities for 2008 was $0.9 million, due primarily to principal payments under capital lease obligations. Net cash provided by financing activities for 2007 was $13.0 million, due primarily to the net proceeds from its equity financing of $24.0 million, partially offset by payment of note obligations of $10.2 million to Orix and $0.8 million for principal payments under capital lease obligations. Net cash provided by financing activities for 2006 was $10.7 million, due primarily to proceeds from issuance of notes payable of $10.5 million and proceeds from the repayment of a stockholder note receivable of $0.8 million, partially offset by $1.1 million for principal payments under capital lease obligations and notes payable.
     We expect that net cash provided by operating activities will be negative during 2009 and may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends, accounts receivable collections and other general corporate activities.

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
     We entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with our failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, we, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, we also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the parties agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to our other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan for a deferral fee of $0.2 million. In July 2007, we completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of our common stock and used a portion of the proceeds to repay, in full, the LPI note, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees.
     During 2007, we invested $4.1 million in property and equipment of which $0.4 million was financed through capital leases. During 2008, we invested $2.0 million in property and equipment of which $0.1 million was financed through capital leases. Greater than 97% of our investments in 2007 and 2008 related to capitalized labor, hardware and software related to enhancements to our website infrastructure and features. For fiscal 2009, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites.
     Our capital requirements depend on many factors, including the level of our revenues, the resources we devote to developing, marketing and selling our products and services, the timing and extent of our introduction of new features and services, the extent and timing of potential investments and other factors. In particular, our subscription services consist of prepaid subscriptions that provide cash flows in advance of the actual provision of services. We expect to invest capital resources to continue our product development and marketing efforts and for other general corporate activities.
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
     On January 8, 2009 we signed a definitive agreement to combine with Here Networks LLC and Regent Entertainment Media Inc. Under the proposed business combination, the combined entity will be called Here Media Inc. (“Here Media”) and will be effected through a contribution by the owners of Here Networks and Regent Entertainment Media of those businesses and an estimate of $4.7 million of cash into Here Media, a newly formed holding company. We incurred a significant net loss in 2007 and 2008 and expect to incur additional losses during 2009. We expect that raising additional financing will be very difficult, if it could be obtained at all. Accordingly, if we are unsuccessful in completing the proposed business combination, we could be forced to engage in dispositions of our remaining assets or businesses on unfavorable terms, or consider curtailing or ceasing operations. In that event, we cannot provide any assurance that our assets will be sufficient to meet our liabilities.
     Off-Balance Sheet Liabilities
     We did not have any off-balance sheet liabilities or transactions as of December 31, 2008.

     Other Contractual Commitments
     The following table summarizes our contractual obligations as of December 31, 2008, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2009	2010	2011	2012-2013
	(In thousands)
Contractual obligations:
Capital lease obligations	$1,063	$733	$272	$58	$—
Operating leases	7,813	2,463	2,386	2,392	572

Total contractual obligations	$8,876	$3,196	$2,658	$2,450	$572

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
     Recent Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are currently evaluating the impact FAS 162 may have on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have determined that the adoption of FAS 141R may have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have determined the adoption of FAS 160 will not have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We have determined that the adoption of FAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data
PlanetOut Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of PlanetOut Inc.:
We have audited the accompanying consolidated balance sheets of PlanetOut, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PlanetOut, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s recurring net losses and accumulated deficit raise substantial doubt about it’s ability to continue as a going concern.  Management’s  plans  to address these matters  are discussed in Note 1 to the consolidated financial statements as well as a proposed business combination in Note 14.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Stonefield Josephson, Inc.
San Francisco, California
March 3, 2009

PlanetOut Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$8,534	$4,943
Restricted cash	167	1,432
Accounts receivable, net	3,679	847
Prepaid expenses and other current assets	937	996
Current assets of discontinued operations	7,348	—

Total current assets	20,665	8,218
Property and equipment, net	7,821	5,275
Goodwill	2,988	2,988
Other assets	523	397
Long-term assets of discontinued operations	9,355	—

Total assets	$41,352	$16,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$845	$695
Accrued expenses and other liabilities	1,888	2,927
Deferred revenue	4,042	2,830
Capital lease obligations, current portion	815	763
Deferred rent, current portion	264	320
Current liabilities of discontinued operations	4,513	—

Total current liabilities	12,367	7,535
Capital lease obligations, less current portion	880	117
Deferred rent, less current portion	1,066	949
Other long-term liabilities	—	300
Long-term liabilities of discontinued operations	2,130	—

Total liabilities	16,443	8,901

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 4,096 and 4,089 shares issued and outstanding at December 31, 2007 and 2008, respectively	40	40
Additional paid-in capital	114,406	115,170
Accumulated other comprehensive loss	(85)	(94)
Accumulated deficit	(89,452)	(107,139)

Total stockholders’ equity	24,909	7,977

Total liabilities and stockholders’ equity	$41,352	$16,878

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenue:
Advertising services	$10,683	$9,361	$6,150
Subscription services	18,040	16,130	13,413
Transaction services	1,021	470	257

Total revenue	29,744	25,961	19,820

Operating costs and expenses: (*)
Cost of revenue	9,491	11,422	9,877
Sales and marketing	10,142	9,191	6,651
General and administrative	7,868	11,433	7,238
Restructuring	737	630	—
Depreciation and amortization	3,786	5,455	3,908
Impairment of goodwill and intangible assets	—	415	—

Total operating costs and expenses	32,024	38,546	27,674

Loss from operations	(2,280)	(12,585)	(7,854)
Interest expense	(481)	(1,610)	(131)
Other income, net	568	513	178

Loss from continuing operations before income taxes	(2,193)	(13,682)	(7,807)
Provision (benefit) for income taxes	45	(6)	—

Loss from continuing operations	(2,238)	(13,676)	(7,807)
Loss from discontinued operations, net of taxes	(1,472)	(37,494)	(9,880)

Net loss	$(3,710)	$(51,170)	$(17,687)

Net loss per share from continuing operations —
Basic and diluted	$(1.29)	$(4.76)	$(1.93)

Loss per share from discontinued operations —
Basic and diluted	$(0.85)	$(13.04)	$(2.44)

Net loss per share —
Basic and diluted	$(2.14)	$(17.79)	$(4.36)

Weighted-average shares used to compute loss per share —
Basic and diluted	1,733	2,876	4,054

(*) Stock-based compensation is allocated as follows (see Note 9):
Cost of revenue	$61	$186	$121
Sales and marketing	37	33	6
General and administrative	173	478	345

Total stock-based compensation	$271	$697	$472

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2006	2007	2008
Common stock:
Balance, beginning of year	$17	$17	$40
Equity financing	—	23	—

Balance, end of year	17	40	40

Additional paid-in-capital:
Balance, beginning of year	88,333	89,532	114,406
Issuance of common stock for cash on exercise of options and warrants	461	71	—
Stock-based compensation, net of cancellations and tax effects of disqualifying dispositions	293	761	472
Issuance of common stock warrants in connection with debt issuance	445	—	—
Issuance of common stock warrants in connection with financial advisory services	—	185	310
Restricted stock withheld for taxes	—	(137)	(18)
Equity financing	—	23,994	—

Balance, end of year	89,532	114,406	115,170

Note receivable from stockholder:
Balance, beginning of year	(603)	—	—
Repayment of note receivable from stockholder	603	—	—

Balance, end of year	—	—	—

Accumulated other comprehensive loss:
Balance, beginning of year	(123)	(122)	(85)
Foreign currency translation adjustment	1	37	(9)

Balance, end of year	(122)	(85)	(94)

Accumulated deficit:
Balance, beginning of year	(34,572)	(38,282)	(89,452)
Net loss	(3,710)	(51,170)	(17,687)

Balance, end of year	(38,282)	(89,452)	(107,139)

Total stockholders’ equity	$51,145	$24,909	$7,977

Number of shares
Common stock:
Balance, beginning of year	1,725	1,763	4,096
Issuance of common stock upon exercise of options and warrants	16	14	—
Issuance of restricted stock	22	48	2
Forfeitures of restricted stock grants	—	(4)	(2)
Restricted stock withheld for taxes	—	(3)	(7)
Equity financing	—	2,278	—

Balance, end of year	1,763	4,096	4,089

The accompanying notes are an integral part of these consolidated financial statements.

PlanetOut Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net loss	$(3,710)	$(51,170)	$(17,687)
Net loss from discontinued operations, net of tax	1,472	37,494	9,880
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,786	5,455	3,908
Impairment of goodwill and intangible assets	—	415	—
Non-cash services expense	—	185	310
Provision for doubtful accounts	32	(35)	69
Restructuring	(22)	203	—
Stock-based compensation, net of cancellation and tax effects	271	697	472
Amortization of debt discount	55	392	—
Amortization of deferred rent	(201)	(227)	(270)
Loss on disposal or write-off of property and equipment	46	916	—
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	(1,133)	1,235	3,050
Inventory	48	—	—
Prepaid expenses and other assets	109	612	135
Accounts payable	231	(328)	(150)
Accrued expenses and other liabilities	696	(599)	1,333
Deferred revenue	362	(647)	(1,212)

Net cash provided by (used in) operating activities of continuing operations	2,042	(5,402)	(162)
Net cash provided by (used in) operating activities of discontinued operations	(6,663)	(9,515)	620

Net cash provided by (used in) operating activities	(4,621)	(14,917)	458

Cash flows from investing activities:
Acquisitions of discontinued operations, net of cash acquired	(5,403)	—	—
Purchases of property and equipment	(4,103)	(3,653)	(1,918)
(Purchases) sales of short-term investments	(2,050)	2,050	—
Changes in restricted cash	(2,854)	2,687	(1,265)

Net cash provided by (used in) investing activities	(14,410)	1,084	(3,183)
Net cash used in investing activities of discontinued operations	(457)	(288)	—

Net cash provided by (used in) investing activities	(14,867)	796	(3,183)

Cash flows from financing activities:
Proceeds from exercise of common stock and preferred stock options and warrants	461	71	—
Proceeds from equity financing, net of transaction costs	—	24,017	—
Proceeds from repayment of note receivable from stockholder	843	—	—
Tax withholding payments reimbursed by restricted stock	—	(137)	(18)
Principal payments under capital lease obligations and notes payable	(1,104)	(10,999)	(839)
Proceeds from issuance of notes payable	10,500	—	—

Net cash provided by (used in) financing activities	10,700	12,952	(857)

Effect of exchange rate on cash and cash equivalents	1	29	(9)
Net decrease in cash and cash equivalents	(8,787)	(1,140)	(3,591)
Cash and cash equivalents, beginning of period	18,461	9,674	8,534

Cash and cash equivalents, end of period	$9,674	$8,534	$4,943

Supplemental disclosure of cash flow information:
Cash paid for interest	$481	$1,610	$131

Cash paid (refund received) for taxes	$177	$(59)	$(2)

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$2,393	$369	$80

Issuance of common stock warrants in connection with debt issuance	$445	$—	$—

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
     In November 2005, the Company acquired substantially all of the assets of LPI Media Inc. and related entities (“LPI”), which included the operations of the SpecPub asset group (“SpecPub”), and which the Company operated as wholly-owned subsidiaries. On August 13, 2008, the Company completed the sale of substantially all the assets of LPI and SpecPub. As a result of this sale and the Company’s decision to exit its Publishing business, the results of operations and financial position of LPI are reported in discontinued operations within the condensed consolidated financial statements. See Note 13, “Discontinued Operations.”
     In March 2006, the Company acquired substantially all of the assets of RSVP Productions, Inc. (“RSVP”), which the Company operated as a wholly-owned subsidiary. On December 14, 2007, the Company completed the sale of substantially all the assets of RSVP. As a result of this sale and the Company’s decision to exit its Travel and Events business, the results of operations and financial position of RSVP are reported in discontinued operations within the condensed consolidated financial statements. See Note 13, “Discontinued Operations.”
     Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities in which the Company has been determined to be the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.
     As a result of the Company experiencing recurring losses and negative cash flow from operations, in each of the last three years and its accumulated deficit, the Company has carefully assessed its anticipated cash needs for the next twelve months. On January 8, 2009, the Company signed a definitive agreement to combine with Here Networks, LLC and Regent Entertainment Media Inc. as more fully described in Note 14 — Subsequent Events. If the proposed business combination is not completed, the Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs for the next twelve months. Although the Company believes that is has sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern and therefore do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made by management include, among others, the assessment of collectability of accounts receivable, the determination of the allowance for doubtful accounts, the determination of the fair market value of its common stock, the valuation and useful life of its capitalized software and long-lived assets, impairment analysis of goodwill and intangible assets and the valuation of deferred tax asset balances. Actual results could differ from those estimates.
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
     Restricted Cash
     Restricted cash as of December 31, 2008 consists of reserves required by the Company’s credit card processors of both its online and discontinued operations in order to cover exposure that they may have as the Company collects revenue in advance of providing services to its customers. Restricted cash as of December 31, 2007 consisted of $167,000 of cash that is restricted as to future use by contractual agreements associated with irrevocable letters of credit relating to a lease agreement for one of the Company’s former offices in New York.
     Fair Value of Financial Instruments
     Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and borrowings are carried at cost, which approximate fair value due to their short maturities. The reported amount of borrowings approximates fair value due to the market value interest rate.
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
     The Company’s accounts receivable are derived primarily from advertising customers. The Company performs ongoing credit evaluations of its customers, does not require collateral and maintains allowances for potential credit losses when deemed necessary. To date, such losses have been within management’s expectations. No single customer accounted for 10% or more of the Company’s total revenue in the years ended December 31, 2006, 2007 and 2008, or for more than 10% or more of the accounts receivable as of December 31, 2006, 2007 or 2008.
     Foreign Currency Translation
     The functional currency for the consolidated foreign subsidiaries is their applicable local currency. Accordingly, the translation from their applicable local currency to U.S. Dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive loss. Foreign currency translation gains and losses are reflected in the equity section of the Company’s consolidated balance sheets as accumulated other comprehensive loss. Gains or losses resulting from foreign currency transactions are included in other income, net in the consolidated statements of operations and for 2006, 2007 and 2008 have not been significant.
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

     Internal Use Software and Website Development Costs
     The Company capitalizes internally developed software costs in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Emerging Issues Task Force (“EITF”) Abstract No. 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal-use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company begins to capitalize costs when the preliminary project stage has been completed and technological and economical feasibility has been determined. The Company exercises judgment in determining which stage of development a software project is in at any point in time. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally three years, once it is available for its intended use. For 2006, 2007 and 2008 the Company capitalized $2.1 million, $2.1 million and $1.7 million, respectively.
     Goodwill
     The Company accounts for goodwill using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The Company performs its annual impairment test as of December 1st of each year. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting unit using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company’s reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the Company’s reporting unit’s goodwill with the carrying amount of the unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess in operating expenses.
     The Company determined that it had one reporting unit through December 31, 2006. On January 1, 2007, the Company determined that it had four reporting units and began operating in three segments. During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In August 2008, the Company divested itself of its Publishing business. The Company is currently operating one segment with one reporting unit.
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
     The Company performed its annual test as of December 1, 2008. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2008 showed that goodwill may have been impaired as the estimated market value of its reporting units exceeded their carrying value, including goodwill. Accordingly, the Company conducted Step 2 of its goodwill impairment test and compared the implied fair value of the Company’s reporting unit against its carrying amount, including goodwill. The Company determined that the implied fair value indicated in the proposed business combination noted in Note 14 “Subsequent Events” exceeded its carrying value and that goodwill had not been impaired. The Company will continue to test for impairment on an annual basis and on an interim basis if an additional triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts.
     Impairment charges of $21.1 million and $4.1 million during 2007 and 2008, respectively, related to the Publishing business are reflected under discontinued operations. See Note 13, “Discontinued Operations”. An additional impairment charge of $4.0 million related to the Travel and Events business is reflected under discontinued operations during 2007. See Note 13, “Discontinued Operations.”
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
     To date, the duration of the Company’s banner advertising commitments has generally ranged from one week to one year. Sponsorship advertising contracts have terms ranging from three months to two years and also involve more integration with the Company’s services, such as the placement of units that provide users with direct links to the advertiser’s website. Advertising revenue on both banner and sponsorship contracts is recognized ratably over the term of the contract, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivables is reasonably assured, at the lesser of the ratio of impressions delivered over the total number of undertaken impressions or the straight-line basis. The Company’s obligations typically include undertakings to deliver a minimum number of “impressions,” or times that an advertisement appears in pages viewed by users of the Company’s online properties. To the extent that these minimums are not met, the Company defers recognition of the corresponding revenue until the minimums are achieved.
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Total advertising costs in 2006, 2007 and 2008 were $2,557,000, $2,152,000 and $1,729,000, respectively.
     Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the adequacy of this allowance by regularly reviewing the composition of its aged accounts receivable and evaluating individual customer receivables, considering (i) the customer’s financial condition, (ii) the customer’s credit history, (iii) current economic conditions and (iv) other known factors. As of December 31, 2007 and 2008 the allowance for doubtful accounts included in accounts receivable, net was $15,000 and $66,000, respectively.
     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations during the years ended December 31, 2006, 2007 and 2008 included compensation expense for the stock-based payment awards granted based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers historic voluntary termination behaviors as well as trends of actual option forfeitures.
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

     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax assessment for years before 2005. State jurisdictions that remain subject to assessment range from 2004 to 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007 or 2008. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.
     Comprehensive Loss
     Other comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources and is reported in the consolidated statements of stockholders’ equity. For 2006, 2007 and 2008, other comprehensive loss consists of changes in accumulated foreign currency translation adjustments during the period.
     Loss Per Share
     Basic net loss per share (“Basic EPS”) is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding during the period. Diluted net loss per share (“Diluted EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method.
     The following table sets forth the computation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net loss	$(3,710)	$(51,170)	$(17,687)

Denominator for basic and diluted net loss per share:
Weighted-average shares outstanding	1,733	2,876	4,054

Net loss per share:
Basic and diluted	$(2.14)	$(17.79)	$(4.36)

     The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Common stock options and warrants	187	216	109

     Recent Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is evaluating the impact FAS 162 will have on its financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined that the adoption of FAS 141R may have a material effect on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has determined the adoption of FAS 160 will not have a material effect on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company has determined that the adoption of FAS 157 will not have a material impact on its consolidated financial position, results of operations or cash flows.
Note 2 — Segment Information
     As a result of further integrating the Company’s various businesses, its executive management team, and its financial and management reporting systems during fiscal 2006, the Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand and by the Company’s consolidated affiliate, PNO DSW Events, LLC (“DSW”). In March 2007, the Company sold its membership interest in DSW, a joint venture, to the minority interest partner. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of the Company’s interest in DSW, its sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP and DSW as discontinued operations within the consolidated financial statements as described more fully in Note 13, “Discontinued Operations.” The Publishing segment consisted of the Company’s print properties obtained in the acquisition of LPI, primarily magazines and its book publishing businesses. In August 2008, the Company sold substantially all the assets and liabilities of LPI. As a result of the sale of substantially all the assets of LPI and the Company’s decision to exit its Publishing business, the Company has reported the results of operations and financial position of LPI as discontinued operations within the consolidated financial statements as described more fully in Note 13, “Discontinued Operations.”
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
Note 3 — Goodwill and Intangible Assets
     Goodwill
     The Company records as goodwill the excess of the purchase price of net tangible and intangible assets acquired over their estimated fair value. Goodwill is not amortized. In accordance with FAS 142, goodwill is subject to at least an annual assessment for impairment, and between annual tests in certain circumstances, applying a fair-value based test. The Company conducts its annual impairment test as of December 1st of each year, and between annual tests if a triggering event occurs.
     The Company performed its annual test as of December 1, 2008. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2008 showed that goodwill may have been impaired as the estimated market value of its reporting units exceeded their carrying value, including goodwill. Accordingly, the Company conducted Step 2 of its goodwill impairment test and compared the implied fair value of the Company’s reporting unit against its carrying amount, including goodwill. The Company determined that the implied fair value indicated in the proposed business combination noted in Note 14 “Subsequent Events” exceeded its carrying value and that goodwill had not been impaired. The Company will continue to test for impairment on an annual basis and on an interim basis if an additional triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. As a result of the winding down of the Company’s international marketing efforts and the Company’s closure of its international offices in conjunction with the July 2007 restructuring plan, the Company recognized an additional goodwill impairment charge of $0.4 million in operating expenses of continuing operations the fourth quarter of 2007.

          During the fourth quarter of 2007, the Company divested itself of its Travel and Events business. In August 2008, the Company divested itself of its Publishing business. The Company is currently operating in one segment, with one reporting unit.
          Goodwill impairment charges of $21.1 million and $4.1 million related to the Company’s Publishing business are reflected under discontinued operations during 2007 and 2008, respectively, as more fully described in Note 13 “Discontinued Operations”. Goodwill impairment charges of $4.0 million and zero related to the Company’s Travel and Events Business are reflected under discontinued operations during 2007 and 2008, respectively, as more fully described in Note 13 “Discontinued Operations”. There were no goodwill impairment charges related to the Company’s Publishing or Travel and Events Business during 2006. See Note 13, “Discontinued Operations.”
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2007			December 31, 2008
	Gross		Net	Gross
	Carrrying	Accumulated	Carrying	Carrrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$3,278	$3,278	$—	$3,278	$3,278	$—
Tradenames	2,340	2,340	—	2,340	2,340	—
Other intangible assets	726	726	—	726	726	—

	$6,344	$6,344	$—	$6,344	$6,344	$—

          As of December 31, 2007 and 2008, the Company’s intangible assets were fully amortized. During 2007 and 2008, the Company did not record any amortization expense on its intangible assets. The net carrying amount of customer lists and user bases related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 totaled $1.2 million, and the net carrying amount of tradenames related to the Company’s Publishing business that have been classified as long-term assets of discontinued operations as of December 31, 2007 totaled $3.3 million, as described more fully in Note 13, “Discontinued Operations.”
     Intangible asset impairment charges of zero and $4.4 million related to the Company’s Publishing business are reflected under discontinued operations during 2007 and 2008, respectively. Intangible asset impairment charges $0.4 million and zero related to the Company’s Travel and Events Business are reflected under discontinued operations during 2007 and 2008, respectively, as described more fully in Note 13, “Discontinued Operations.”
Note 4 — Other Balance Sheet Components
     The Company’s other balance sheet components noted in this footnote also exclude the assets and liabilities of RSVP, DSW, LPI and SpecPub which have been reported as discontinued operations on the consolidated balance sheet as of December 31, 2007 as described more fully in Note 13, “Discontinued Operations.”

	December 31,
	2007	2008
Accounts receivable:
Trade accounts receivable	$3,694	$913
Less: Allowance for doubtful accounts	(15)	(66)

	$3,679	$847

     In 2006, 2007 and 2008, the Company provided for an increase in the allowance for doubtful accounts of $32,000, $9,000 and $154,000 respectively, and wrote-off accounts receivable against the allowance for doubtful accounts totaling $61,000, zero and $13,000, respectively.

	December 31,
	2007	2008
	(In thousands)
Property and equipment:
Computer equipment and software	$9,661	$9,321
Furniture and fixtures	992	875
Leasehold improvements	1,971	1,686
Website development costs	6,453	7,738

	19,077	19,620
Less: Accumulated depreciation and amortization	(11,256)	(14,345)

	$7,821	$5,275

     In 2006, 2007 and 2008, the Company recorded depreciation and amortization expense of property and equipment of $3,752,000, $5,158,000 and $3,908,000, respectively. In 2006, 2007 and 2008, the Company recorded non-cash impairment charges of zero, 665,000 and zero, respectively.

	December 31,
	2007	2008
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,110	$1,270
Other accrued liabilities	778	1,657

	$1,888	$2,927

Note 5 — Notes Payable
     As of December 31, 2007 and 2008, the Company had no notes payable outstanding.
     In November 2005, the Company issued a note payable (the “LPI note”) in connection with its acquisition of the assets of LPI Media, Inc. and related entities (“LPI”) in the amount of $7,075,000 to the sellers, secured by the assets of SpecPub, Inc. and payable in three equal installments of $2,358,000 in May, August and November 2007. In July 2007, the Company paid the LPI note in full. The note bore interest at a rate of 10% per year, payable quarterly and in arrears. In 2006, 2007 and 2008, the Company recorded interest expense on the LPI note of $708,000, $331,000 and zero respectively, under discontinued operations in the consolidated statements of operations.
     In June 2006, the Company entered into a software maintenance agreement under which $90,000 was financed with a vendor. This amount was payable in four quarterly installments beginning in July 2006. The note was paid in full in June 2007.
     In September 2006, the Company entered into a Loan and Security Agreement with ORIX Venture Finance, LLC (“Orix”), which was amended in February 2007, May 2007 and June 2007 (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company borrowed $7,500,000 as a term loan and $3,000,000 as a 24-month revolving loan in September 2006. The borrowings under the line of credit were limited to the lesser of $3,000,000, which the Company had already drawn down, or 85% of qualifying accounts receivable. The term loan was payable in 48 consecutive monthly installments of principal beginning on November 1, 2006, together with interest at an initial rate of prime plus 3%. The term loan provided for a prepayment fee equal to 5% of the amount prepaid in connection with any prepayment made prior to September 27, 2007. The revolving loan bore interest at a rate of prime plus 1%. The loans were secured by substantially all of the assets of the Company and all of the outstanding capital stock of all subsidiaries of the Company, except for the assets and capital stock of SpecPub, Inc., which were pledged as security for the LPI note. In connection with the term loan agreement, the Company issued Orix a 7-year warrant to purchase up to 12,000 shares of the common stock of the Company at an exercise price of $37.40. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan and was accreted and recognized as additional interest expense using the effective interest method over the life of the term loan.
     The Company and Orix entered into a waiver and amendment to the Loan Agreement in May 2007 (the “May Waiver”), pursuant to which Orix waived defaults associated with the Company’s failure to meet certain financial tests and liquidity covenants. In consideration of the May Waiver, the Company, in addition to other commitments, agreed to maintain certain minimum cash balances, increase the interest rate on the term loan to prime plus 5% and committed to raise at least $15.0 million in new equity or subordinated debt. At that time, the Company also agreed to apply at least $3.0 million of the proceeds from that transaction to pay down the term loan. As part of the amendment in June 2007, the Company and Orix agreed to modify the requirement in the May Waiver for the commitment to raise new equity or subordinated debt to be for gross proceeds of at least $25.0 million, which could be completed in one or more closings, with the first closing for not less than $4.2 million in proceeds, if applicable, occurring no later than July 10, 2007, and the entire financing being completed no later than September 30, 2007. In addition, Orix consented to, among other things, certain limited prepayments with respect to the Company’s other indebtedness in the event of the first closing and prior to the completion of the entire financing. Orix also agreed to defer the payment of principal installments due on July 1, August 1 and September 1 with respect to its term loan for a deferral fee of $0.2 million. In July 2007, the Company completed a private placement financing with a group of investors for approximately $26.2 million in gross proceeds from the sale of approximately 2.3 million shares of the Company’s common stock and used a portion of the proceeds to repay, in full, the LPI note, the Orix term loan, the Orix revolving loan, the deferral fee and $0.3 million in prepayment fees. As a result of the payment of the loans, the Company accelerated the accretion of the loan discount.
Note 6 — Commitments and Contingencies
     Operating Leases
     The Company leases office space and equipment under noncancelable operating leases with various expiration dates through December 31, 2012. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under the Company’s operating leases in 2006, 2007 and 2008, was $1,525,000, $1,382,000 and $1,385,000, respectively.
     Future minimum payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases
2009	$2,463
2010	2,386
2011	2,392
2012	572

$7,813

     Capital Leases
     As of December 31, 2008, the future minimum lease payments under noncancelable capital leases are as follows (in thousands):

Year Ending December 31,	Capital Leases
2009	$733
2010	272
2011	58

Total minimum lease payments	1,063
Less: Amount representing interest	(183)

Present value of capital lease obligations	880
Less: Current portion	(763)

Long-term portion of capital lease obligations	$117

     As of December 31, 2007 and 2008, the Company held property and equipment under capital leases with a cost of $3,592,000 and $3,045,000, respectively. The accumulated amortization on these assets was $2,130,000 and $2,507,000 as of December 31, 2007 and 2008, respectively. Capital leases related to the Company’s Publishing business have been reported in discontinued operations as more fully described in Note 13 “Discontinued Operations”.
     Co-location Facility Agreement
     The Company has co-location facility agreements with two third-party service providers which provide space for the Company’s network servers and committed levels of telecommunications bandwidth. The Company pays a minimum monthly fee of $34,000 for these services. In the event that bandwidth exceeds an allowed variance from committed levels, the Company pays for additional bandwidth at a set monthly rate. Future total minimum payments under these agreements are $417,000 for 2009.

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
Note 7 — Related Party Transactions
     Note Receivable
     In May 2001, the Company issued a promissory note to an executive of the Company for $603,000 to fund the purchase of Series D redeemable convertible preferred stock. The principal and interest were due and payable in May 2006. Interest accrued at a rate of 8.5% per annum or the maximum rate permissible by law, whichever was less and was full recourse. The note was full recourse with respect to $24,000 in principal payment and the remainder of the principal was non-recourse. The note was collateralized by the shares of common stock and options owned by the executive. Interest income of $9,000 was recognized in 2006. In March 2006, the executive repaid the Company approximately $843,000, representing approximately $603,000 in principal and approximately $240,000 in accrued interest, fully satisfying the repayment obligations.
Note 8 — Stockholders’ Equity
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
     Preferred Stock
     The Company has 5.0 million shares of preferred stock authorized with a par value of $0.001 per share, of which 100,000 shares are designated as Series A Junior Participating Preferred Stock. The Company had no preferred shares issued and outstanding at December 31, 2007 and 2008.
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
     Warrants
     In connection with the term loan agreement with Orix (see Note 5), the Company issued Orix a 7-year warrant to purchase up to 12,000 shares of the common stock of the Company at an exercise price of $37.40. The warrant vested immediately, had a fair value of approximately $445,000 as of the date of issuance and will expire on September 28, 2013. The value of the warrant was recorded as a discount of the principal amount of the term loan. This discount was recognized as additional interest expense using the effective interest method over the life of the term loan, which was paid in full in July 2007. As a result of the payment of the term loan, the Company accelerated the accretion of the loan discount.
     In May 2007, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of three years with respect to various matters. In consideration for Allen’s services, the Company issued a warrant to Allen to purchase 75,000 shares of the Company’s common stock at $16.90 per share, subject to certain anti-dilution provisions. The warrant vested immediately with respect to 37,500 shares and will vest with respect to 25,000 additional shares on the first anniversary of the date of issuance, with the remaining 12,500 shares vesting on the second anniversary of the date of issuance. The Company valued the warrant which vested on issuance at $485,000. The value of the remaining warrant was reassessed quarterly until canceled in January 2008.

     In January 2008, the Company retained Allen & Company LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and vested with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting date. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen surrendered for cancellation the 75,000 share warrant previously issued to it in May 2007. The Company valued the portion of the warrant which vested on issuance at $228,000 and the portion of the warrant which vested on May 14, 2008 at $44,000 by using the Black-Scholes option pricing model with an expected volatility factor of 146.1%, risk-free interest rate of 3.39%, no dividend yield and the contractual life of ten years. The value of the remaining unvested portion of the warrant is reassessed quarterly until vested in May 2009. The warrant expires in January 2018. The Company recorded $185,000 and $310,000 during, 2007 and 2008, respectively, of non-cash services expense associated with these warrants to Allen.
     In January 2009, the Company canceled and replaced the January 2008 warrant to Allen as more fully described in Note 14 “Subsequent Events”.
Note 9 — Stock-Based Plans
     Stock Option Plans
     In December 1997, the Company adopted the 1997 Stock Plan and in April 2001, the Company assumed the PlanetOut Corporation 1996 Stock Option Plan and PlanetOut Corporation (“POC”) 1996 Equity Incentive Plan (as part of the acquisition of POC). In January 2002, the Company adopted the PlanetOut Partners, Inc. 2001 Equity Incentive Plan. In April 2004, the Company adopted the 2004 Equity Incentive Plan and the 2004 Executive Officers and Directors Equity Incentive Plan (hereinafter collectively referred as the “Plans”). All of the plans, except for the 2004 Equity Incentive Plan, terminated upon the closing of the initial public offering (“IPO”), which does not affect the awards outstanding under those plans. The 2004 Equity Incentive Plan provides for the granting of stock options, stock purchase rights, stock bonus awards, restricted stock awards, restricted stock units, stock appreciation rights, phantom stock rights, and other similar equity based awards to employees, outside directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees and nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2008, the Company has reserved an aggregate of 208,000 shares of common stock for issuance under the 2004 Equity Incentive Plan and other plans.
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

     The following is a summary of common stock option activity (in thousands, except per share amounts):

		Options Outstanding
				Weighted
			Weighted-	Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual Term	Intrinsic
	for grant	Shares	Price	(in years)	Value
Balances at December 31, 2005	69	211	50.30
Additional shares reserved	55	—	—
Restricted stock granted	(22)	—	—
Options granted	(5)	5	90.80
Options exercised	—	(16)	28.90
Options cancelled	2	(25)	89.20

Balances at December 31, 2006	99	175	47.72
Additional shares reserved	55	—	—
Restricted stock granted	(48)	—	—
Options exercised	—	(14)	4.60
Options cancelled	15	(32)	81.30

Balances at December 31, 2007	121	129	45.00
Additional shares reserved	55	—	—
Restricted stock granted	(1)	—	—
Options exercised	—	—	—
Options cancelled	11	(107)	37.57

Balances at December 31, 2008	186	22	$73.66	5.2	$—

Vested and expected to vest at December 31, 2008		22	$73.66	5.2	$—

Options exercisable at December 31, 2008		22	$73.65	5.2	$—

     Certain common stock option holders have the right to exercise unvested options subject to a repurchase right held by the Company, which generally lapses ratably over four years, at the original exercise price in the event of voluntary or involuntary termination of employment of the stockholder.
     The following table summarizes information about common stock options outstanding and exercisable as of December 31, 2008 (in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	of Shares	Life (Years)	Price	of Shares	Price

$0.00 — $14.66	2	3.9	$5.50	2	$5.50
$14.67 — $29.32	3	0.7	22.60	3	22.60
$29.32 — $58.64	1	3.3	40.70	1	40.70
$58.65 — $73.30	1	6.4	70.70	1	70.70
$73.31 — $87.96	7	6.5	82.92	7	82.92
$87.97 — $117.28	6	5.6	94.50	6	94.50
$117.29 — $146.30	2	4.1	132.40	2	132.40

	22	5.2	$73.66	22	$73.65

     As of December 31, 2006 and 2007, the Company had 170,000 and 129,000 common stock options exercisable and outstanding with a weighted average exercise price of $46.44 and $44.89 per share, respectively.

     All options granted were intended to be exercisable at a price per share not less than the fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The Company’s Board of Directors determined these fair market values in good faith based on the best information available to the Board and the Company’s management at the time of grant.
     Restricted Stock Grants
     The Company grants restricted stock to employees and non-employee directors under the 2004 Equity Incentive Plan (the “Plan”). Restricted stock grants issued under the Plan generally vest in one to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights. The Company records compensation expense for restricted stock grants based on the quoted market price of the Company’s stock at the grant date and amortizes the expense over the vesting period. During the years ended December 31, 2006, 2007 and 2008, the Company recorded approximately $367,000, $713,000 and $456,000 of compensation expense related to restricted stock grants, respectively.
     A summary of the status of and changes in the Company’s unvested shares of restricted stock related to its equity incentive plans is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant-Date
	Shares	Fair Value

Unvested at January 1, 2006	—	$—
Granted	22	63.70
Vested	(1)	66.70

Unvested at December 31, 2006	21	63.70
Granted	48	17.13
Vested	(16)	46.89
Forfeited	(4)	52.44

Unvested at December 31, 2007	49	24.17
Granted	2	3.18
Vested	(20)	23.62
Forfeited	(2)	24.00

Unvested at December 31, 2008	29	$23.55

     Stock-Based Compensation
     FAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. During the years ended December 31, 2006, 2007 and 2008, the Company has not recognized a material amount of excess tax benefits for deductions of disqualifying dispositions of such options.
     The fair value of stock options awarded during the year ended December 31, 2006 were determined using the Black-Scholes model stipulated by FAS 123. The Company did not grant any stock options during the years ended December 31, 2007 or 2008. The following weighted average assumptions were included in the estimated grant date fair value calculations for the Company’s stock option awards in the year ended December 31, 2006:

Year Ended December 31,
2006
Common stock options:
Expected lives (in years)	7.0
Risk free interest rates	4.32 - 4.57%
Dividend yield	0%
Volatility	75%
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
     Additionally, in January 2002, the Company issued to the participants of the Program, an aggregate of 23,900 Series D options at an exercise price of $40.70 per share. Of the total Series D options, a total of 15,500 Series D options (the “Replacement Awards”) are subject to variable plan accounting, as they were granted within 6 months and one day from the cancellation date of the original awards, as defined by FIN 44. Under FIN 44, the Company will remeasure the intrinsic value of the Replacement Awards until such options are exercised, forfeited or expire. Subsequently, in August 2003, a total of 9,300 Series D options were exercised. The Company recorded stock-based compensation benefits related to the Replacement Awards of $146,000, $20,000 and zero in 2006, 2007 and 2008, respectively.
Note 10 — Defined Contribution Plan
     The Company maintains a defined contribution plan in the United States, which qualifies as a tax deferred savings plan under Section 401(k) of the Internal Revenue Code (“IRC”). Eligible U.S. employees may contribute a percentage of their pre-tax compensation, subject to certain IRC limitations. The Plan provides for employer matching contributions to be made at the discretion of the Board of Directors. Employer matching contributions were $182,000, $193,000 and $167,000 for 2006, 2007 and 2008, respectively.
Note 11 — Restructuring
     In June 2006, the board of directors of the Company adopted and approved a reorganization plan to align the Company’s resources with its strategic business objectives. As part of the plan, the Company consolidated its media and advertising services, e-commerce services and back-office operations on a global basis to streamline its operations as part of continued integration of its acquired businesses. The reorganization, along with other organizational changes, reduced the Company’s total workforce by approximately 5%. Restructuring costs of approximately $780,000, primarily related to termination benefits of approximately $577,000 and the cost of closing redundant facilities of approximately $203,000, were recorded during the three months ended June 30, 2006. During the third and fourth quarters of 2006, the Company recorded adjustments to decrease the cost of closing redundant facilities of approximately $45,000 and to increase the cost of termination benefits by approximately $1,000. The Company completed this restructuring in the fourth quarter of 2006, with certain payments continuing beyond 2006 in accordance with the terms of existing severance and other agreements.
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
Note 12 — Income Taxes
     The provision (benefit) for income taxes is $45,000, $(6,000) and zero in 2006, 2007 and 2008, respectively. The Company’s effective tax rate differs from the federal statutory rate, primarily due to increases in the deferred income tax valuation allowance.

     The following is a reconciliation of the difference between the applicable federal statutory rate and the actual provision for income taxes as a percentage of income (loss) before income taxes:

	Year Ended December 31,
	2006	2007	2008
Provision at statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(0.52)	—	—
Permanent differences	(1.26)	(0.09)	(12.31)
Change in valuation allowance	(33.48)	(34.03)	(21.68)
Other	0.03	0.13	(0.01)

Net tax provision	(1.23)%	0.01%	—%

     The components of temporary differences which give rise to deferred taxes are (in thousands):

	Year Ended December 31,
	2006	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$13,400	$24,502	$37,172
Accruals, depreciation and amortization	2,106	12,147	1,667
Other	(289)	(632)	913

	15,217	36,017	39,752
Less: Valuation allowance	(15,217)	(36,017)	(39,752)

	$—	$—	$—

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets. The valuation increased by $1,226,000, $20,800,000 and $3,735,000 in 2006, 2007 and 2008, respectively.
     As of December 31, 2008, the Company had net operating loss carryforwards of $106,332,000 and $82,516,000 for federal and state net operating loss carryforwards, available to offset future taxable income which expire in varying amounts beginning in 2014 and 2010, respectively.
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
     In August 2008, the Company completed the sale of its Publishing business, which included substantially all the assets of LPI and SpecPub, to Regent Entertainment Media Inc. (“Regent Entertainment”) the designee of Regent Releasing, L.L.C. (“Regent”), an affiliate of Here Networks. The sale was accomplished pursuant to a Put/Call Agreement between Regent, Regent Entertainment, PlanetOut, LPI and SpecPub, pursuant to which PlanetOut put the assets to Regent Entertainment on August 13, 2008, and a Marketing Agreement between Regent and PlanetOut. These agreements include cash payments of $6.5 millionmade between April 30, 2008 and September 15, 2008 by Regent and Regent Entertainment, the assumption of the majority of the operating liabilities of the Company’s Publishing business by Regent Entertainment, and the agreement of the Company to provide marketing and advertising for Regent Entertainment’s films and other products across the Company’s online and, prior to closing of the Put/Call, print platforms and publications, and at the Company’s events from May 2008 through March 31, 2009. During the three months ended September 30, 2008, the Company recorded a net loss on sale of discontinued operations of $0.1 million related to the sale of its Publishing business, which included $0.8 million of estimated direct costs incurred in connection with the sale. In estimating net loss on sale, management relied on a number of other estimates including estimates of the amounts attributable to the consummation of this sale transaction. Accordingly, the Company may revise its estimate of the net loss on sale of its Publishing business.
     As a result of the sale of the Company’s interest in DSW, the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and the Company’s decision to exit its Publishing and Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP, DSW, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the years ended December 31, 2006, 2007 and 2008 in accordance with

FAS 144. The Company has reported the financial position of LPI and SpecPub as assets and liabilities of discontinued operations on the condensed consolidated balance sheet as of December 31, 2007. In addition, the Company has segregated the cash flow activity of RSVP, DSW, LPI and SpecPub from the condensed consolidated statements of cash flows for years ended December 31, 2006, 2007 and 2008. The results of operations of RSVP and DSW were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of the Company’s Publishing segment.
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
     Restructuring costs of approximately $19,000, consisting of termination benefits related to the Company’s Travel and Events business, were recorded in discontinued operations during the three months ended September 30, 2007. Restructuring costs of approximately $892,000, consisting of termination benefits of approximately $351,000 and contract termination expenses of approximately $541,000 related to the Company’s Publishing business, were recorded in discontinued operations during the three months ended September 30, 2008.
     The results of discontinued operations for the years ended December 31, 2006, 2007 and 2008 were as follows (in thousands):

	Year ended December 31, 2006
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$22,108	$6,904	$9,158	$730	$38,900
Operating costs and expenses:
Cost of revenue	13,071	4,182	8,369	92	25,714
Sales and marketing	4,680	770	1,317	435	7,202
General and administrative	3,192	630	890	131	4,843
Restructuring	54	—	—	—	54
Depreciation and amortization	895	506	419	—	1,820

Total operating costs and expenses	21,892	6,088	10,995	658	39,633

Income (loss) from operations	216	816	(1,837)	72	(733)
Other income (expense), net	(482)	(221)	8	(44)	(739)

Income (loss) from discontinued operations	$(266)	$595	$(1,829)	$28	$(1,472)

	Year ended December 31, 2007
	LPI	SpecPub	RSVP	DSW	Total
Total revenue	$20,249	$6,803	$17,033	$2	$44,087
Operating costs and expenses:
Cost of revenue	13,835	4,629	18,737	—	37,201
Sales and marketing	5,514	1,561	1,525	37	8,637
General and administrative	3,118	571	262	1	3,952
Restructuring	—	—	19	—	19
Depreciation and amortization	1,015	253	286	—	1,554
Impairment of goodwill and intangible assets	20,099	5,400	4,400	—	29,899

Total operating costs and expenses	43,581	12,414	25,229	38	81,262

Loss from operations	(23,332)	(5,611)	(8,196)	(36)	(37,175)
Other income (expense), net	(241)	(103)	25	—	(319)

Loss from discontinued operations	$(23,573)	$(5,714)	$(8,171)	$(36)	$(37,494)

	Year ended December 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$12,569	$2,885	$—	$15,454
Operating costs and expenses:
Cost of revenue	9,213	2,282	(23)	11,472
Sales and marketing	3,346	686	(21)	4,011
General and administrative	1,621	211	10	1,842
Restructuring	1,132	97	—	1,229
Depreciation and amortization	327	31	—	358
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	17,617	7,601	(34)	25,184

Income (loss) from operations	(5,048)	(4,716)	34	(9,730)
Other income (expense), net	(15)	1	—	(14)

Income (loss) from discontinued operations	(5,063)	(4,715)	34	(9,744)
Gain (loss) on sale of discontinued operations	(787)	651	—	136)

Income (loss) from and gain (loss) on sale of discontinued operations	$(5,850)	$(4,064)	$34	$(9,880)

     The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2007
	LPI	SpecPub	Total
Current assets of discontinued operations:
Accounts receivable	$3,189	$977	$4,166
Inventory	1,113	314	1,427
Prepaid expenses and other current assets	1,251	504	1,755

	$5,553	$1,795	$7,348

Long-term assets of discontinued operations:
Property and equipment, net	$620	$54	$674
Goodwill	1,427	2,708	4,135
Intangible assets, net	1,870	2,567	4,437
Other assets	58	51	109

	$3,975	$5,380	$9,355

Current liabilities of discontinued operations:
Accounts payable	$495	$73	$568
Accrued expenses and other liabilities	603	161	764
Deferred revenue, current portion	1,717	1,434	3,151
Capital lease obligations, current portion	23	7	30

	$2,838	$1,675	$4,513

Long-term liabilities of discontinued operations:
Deferred revenue, less current portion	$1,089	$578	$1,667
Capital lease obligations, less current portion	104	24	128
Deferred rent, less current portion	157	178	335

	$1,350	$780	$2,130

Note 14 — Subsequent Events
     Proposed Business Combination
     On January 8, 2009, the Company signed a definitive agreement to combine with Here Networks LLC and Regent Entertainment Media Inc. Under the proposed business combination, the combined entity will be called Here Media Inc. (“Here Media”) and will be effected through a contribution by the owners of Here Networks and Regent Entertainment Media of those businesses and an estimate of $4.7 million of cash into Here Media, a newly formed holding company. PlanetOut will concurrently be merged with a wholly owned subsidiary of Here Media. Following the contribution and the merger, all three companies will be subsidiaries of Here Media.

     Under the terms of the agreement, PlanetOut stockholders will receive one share of Here Media common stock, together with one share of Here Media special stock, for each share of PlanetOut stock that the stockholder owns immediately prior to the effective time of the merger, which will result in the former PlanetOut stockholders owning approximately 20% of Here Media’s common stock and 100% of its outstanding special stock. The owners of Here Networks and Regent Entertainment Media will receive that number of shares of Here Media’s common stock such that they will own approximately 80% of Here Media’s common stock following the merger and the contributions. The special stock is being issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of Here Media or a sale of Here Media for cash or publicly tradable within four years after the merger and in which the holders of Here Media common stock would, but for the effect of the special stock, receive less than $4.00 per share. If the proposed business combination is not completed due to certain contingencies, the Company may owe a termination fee of $0.5 million to the owners of Here Networks and Regent Entertainment Media.
     Issuance of Warrant
     In January 2008, the Company announced that it retained Allen & Company, LLC (“Allen”) to assist the Company in evaluating strategic alternatives. On January 8, 2009, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.69 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 62,500 shares, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting dates. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen agreed to surrender for cancellation the 75,000 share warrant previously issued to it in January 2008. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     Restructuring
     On January 16, 2009, the Company reduced its workforce by approximately 33%, including its Chief Technology Officer to reduce costs and manage operating expenses. In connection with this reduction in its workforce, the Company expects to incur costs related to employee severance benefits of approximately $0.5 million.
     Change in Executive Officers
     On March 2, 2009, the Board of Directors appointed Daniel E. Steimle, then the Company’s interim Chief Financial Officer, as the Company’s Chief Executive Officer and Chief Financial Officer, effective March 3, 2009.
     Mr. Steimle will receive no additional compensation for his appointment as Chief Executive Officer and Chief Financial Officer. The Company will continue to obtain the services of Mr. Steimle through an agreement with an executive services firm, pursuant to which such firm will receive specified consideration as Mr. Steimle performs services.
     On March 2, 2009, Karen Magee, then the Company’s Chief Executive Officer, announced that she would resign her position as Chief Executive Officer, effective March 3, 2009. As a result of her resignation, Ms. Magee is entitled to receive certain severance benefits in accordance with the terms of her employment agreement with the Company. Ms. Magee concurrently resigned her position on the Company’s Board of Directors, also effective March 3, 2009.

      Supplementary Data — Selected Quarterly Financial Data (Unaudited)
     The following table presents our unaudited quarterly results of operations for the eight quarters in the period ended December 31, 2008. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this annual report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future quarters or future years.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands except per share amounts)

Revenue:
Advertising services	$1,906	$2,540	$2,441	$2,474	$1,067	$1,829	$1,725	$1,529
Subscription services	4,182	4,151	3,924	3,873	3,694	3,571	3,313	2,835
Transaction services	179	106	95	90	77	59	80	41

Total revenue	6,267	6,797	6,460	6,437	4,838	5,459	5,118	4,405
Operating costs and expenses: (*)
Cost of revenues	2,714	3,473	2,577	2,658	2,444	2,130	2,309	2,994
Sales and marketing	2,476	2,392	2,103	2,220	1,597	1,548	1,511	1,995
General and administrative	3,259	2,877	2,787	2,510	2,038	1,681	1,726	1,793
Restructuring	—	—	581	49	—	—	—	—
Depreciation and amortization	1,236	1,384	1,453	1,382	1,115	1,032	1,010	751
Impairment of goodwill and intangible assets	—	—	—	415	—	—	—	—

Total operating costs and expenses	9,685	10,126	9,501	9,234	7,194	6,391	6,556	7,533

Loss from operations	(3,418)	(3,329)	(3,041)	(2,797)	(2,356)	(932)	(1,438)	(3,128)
Interest expense	(369)	(445)	(750)	(46)	(43)	(37)	(29)	(22)
Other income, net	160	94	158	101	67	44	46	21

Loss from continuing operations before income taxes	(3,627)	(3,680)	(3,633)	(2,742)	(2,332)	(925)	(1,421)	(3,129)
(Benefit) provision for income taxes	—	—	(6)	—	—	—	—	—

Loss from continuing operations	(3,627)	(3,680)	(3,627)	(2,742)	(2,332)	(925)	(1,421)	(3,129)
Loss from discontinued operations, net of taxes	(3,247)	(27,321)	(1,628)	(5,298)	(8,046)	(668)	(787)	(379)

Net loss	$(6,874)	$(31,001)	$(5,255)	$(8,040)	$(10,378)	$(1,593)	$(2,208)	$(3,508)

Net loss per share:
Basic	$(3.94)	$(17.70)	$(1.34)	$(1.99)	$(2.56)	$(0.39)	$(0.54)	$(0.86)

Diluted	$(3.94)	$(17.70)	$(1.34)	$(1.99)	$(2.56)	$(0.39)	$(0.54)	$(0.86)

Weighted-average shares used to compute net loss per share:
Basic	1,745	1,751	3,920	4,048	4,048	4,051	4,061	4,059

Diluted	1,745	1,751	3,920	4,048	4,048	4,051	4,061	4,059

(*) Stock-based compensation is allocated as follows:
Cost of revenues	$65	$51	$36	$34	$33	$32	$28	$28
Sales and marketing	26	2	2	3	2	2	1	1
General and administrative	159	101	129	89	92	86	84	83

	$250	$154	$167	$126	$127	$120	$113	$112

PlanetOut Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K

	Balance at	Charged or	Charges
	Beginning	Credited to	Utilized	Balance at
	of Period	Net Loss	Write-offs	End of Period
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2006	$35	$32	$(61)	$6
Year ended December 31, 2007	6	(35)	44	15
Year ended December 31, 2008	15	69	(18)	66
Tax Valuation Allowance
Year ended December 31, 2006	13,991	1,226	—	15,217
Year ended December 31, 2007	15,217	20,800	—	36,017
Year ended December 31, 2008	36,017	3,735	—	39,752

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2008 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
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
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.
     Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations. Any current evaluation of effectiveness should not be projected to future periods.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     Other than the identification of executive officers in Part I, Item 1 hereof, this item is incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
Item 11. Executive Compensation
     Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services
     Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
          (a) The following documents are filed as part of this report:
          Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 32 of this report.
     Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents
2.1	Asset Purchase Agreement dated November 8, 2005, by and among: LPI Media Inc. and SpecPub, Inc., each a Delaware corporation; Triangle Marketing Services, Inc., a Delaware corporation and a wholly owned subsidiary of LPI Media Inc.; PlanetOut Inc., a Delaware corporation; and Vulcan Acquisition Corp. and SpecPub Acquisition Corp., each a Delaware corporation and a wholly owned subsidiary of PlanetOut Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on November 14, 2005, and amended as disclosed in our current report on Form 8-K/A, File No. 000-50879, filed on January 20, 2006, each of which is incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

2.2	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.2 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

2.3	Business Purchase and Sale Agreement by and among RSVP Productions, Inc., PlanetOut Inc., Atlantis Events, Inc. and RSVP Vacations, LLC dated on October 10, 2007 (filed as Exhibit 2.1 to out Current Report on Form 8-K, file No 000-50879, filed on December 19, 2007, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.3 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

2.4	Put/Call Agreement among Regent Releasing, L.L.C., Regent Entertainment Media Inc., PlanetOut Inc., LPI Media Inc. and SpecPub, Inc. dated as of August 12, 2008 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

2.5	Marketing Agreement between Regent Releasing, L.L.C. and PlanetOut Inc. entered into as August 12, 2008 (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008 and incorporated herein by reference).

Exhibit
Number	Description of Documents
2.6	Agreement and Plan of Merger by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities Referred to in the Agreement dated as of January 8, 2009 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference). Replaced and superseded by Exhibit 4.8.

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant issued to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference). Replaced and superseded by Exhibit 4.9.

4.9	Common Stock Warrant issued to Allen & Company, LLC dated January 8, 2009 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

4.10	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated January 8, 2009.

10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.3	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.4	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.5	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.6	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Documents
10.7	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).

10.8	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and incorporated herein by reference).

10.9	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.10	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.11	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.12	Form of Stock Option Agreement for Non-Employee Directors under the PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, and incorporated herein by reference).

10.13	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).

10.14	Employment Agreement, dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).

10.15	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

10.16	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

10.17	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.18	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.19	Limited Waiver to Loan and Security Agreement and Amendment No. 3 dated May 9, 2007 to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on May 10, 2007 and incorporated herein by reference).

10.20	Purchase Agreement by and among PlanetOut Inc. and certain purchasers dated June 29, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.21	Form of Registration Rights Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Documents
10.22	Amendment No. 1 to Limited Waiver to Loan and Security Agreement and Consent dated June 29, 2007 by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

10.23	Summary of Amended Terms in Employment Agreement by and between PlanetOut Inc. and Karen Magee (filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

10.24	Summary of Compensation Terms for Daniel Steimle (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

10.25	Description of Management Retention and Severance Plan adopted January 11, 2008 (filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on May 15, 2008, and incorporated herein by reference).

10.26	Letter of Intent by and between PlanetOut Inc. and Regent Releasing, L.L.C., dates as of April 7, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on April 9, 2008 and incorporated herein by reference).

16.1	Letter Regarding Change in Accountants dated June 29, 2005 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 30, 2005 and incorporated herein by reference).

21.1	List of subsidiaries.

23.1	Consent of Storefield Josephson, Inc., Independent Registered Public Accounting, Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March 2009.

PLANETOUT INC.
By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Daniel E. Steimle and Todd A. Huge, and each of them, such person’s true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or any of them, or such person or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, each of the undersigned has executed this power of attorney as of the date indicated.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director

/s/ DANIEL E. STEIMLE Daniel E. Steimle	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

/s/ PHILLIP S. KLEWENO Phillip S. Kleweno	Chairman of the Board	March 3, 2009

/s/ H. WILLIAM JESSE, JR. H. William Jesse, Jr.	Director	March 3, 2009

/s/ JERRY COLONNA Jerry Colonna	Director	March 3, 2009

/s/ JOHN E. MARCOM, JR. John E. Marcom, Jr.	Director	March 3, 2009

/s/ STEPHEN B. DAVIS Stephen B. Davis	Director	March 3, 2009