Form 10-K/A
period 2008-12-31
PLANETOUT INC
filed 2009-04-30
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                     to
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price for the common stock as reported by the NASDAQ Stock Market LLC as of June 30, 2008 and based upon information provided by stockholders on Schedules 13D and 13G filed with the Securities and Exchange Commission, was approximately $2,660,150. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 23, 2009, there were 4,070,713 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 to amend our Form 10-K originally filed with the Securities and Exchange Commission, or the SEC, on March 4, 2009. We are filing this amendment solely for the purpose of providing information required by Part III of Form 10-K, because we do not anticipate that our Proxy Statement for our 2009 Annual Meeting of Stockholders will be filed within 120 days after the end of our 2008 fiscal year. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act), we are including with this Amendment No. 1 certain currently dated certifications.
     Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.

Page
PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13. Certain Relationships and Related Transactions, and Director Independence	13
Item 14. Principal Accountant Fees and Services	13
Item 15. Exhibit and Financial Statement Schedules	14
Signatures	19
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
Special Note Regarding Forward-Looking Statements
     Certain statements set forth in this Form 10-K/A, as well as in our Annual Report on Form 10-K for the year ended December 31, 2008, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our results and our industry’s results, level of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or similar terminology. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in that report and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statements.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
     Our restated certificate of incorporation and bylaws provide that our Board of Directors, or the Board, is divided into three classes, with each class having a three-year term. Only persons elected by a majority of the remaining directors may fill vacancies on our Board. A director elected by our Board to fill a vacancy in a class (including a vacancy created by an increase in the number of directors) will serve until the next election of the class for which this director has been elected and until his or her successor has been duly elected and qualified.
     Our Board of Directors presently has five members and no vacancies. There is one director in the class whose term of office expires in 2009 (H. William Jesse, Jr.), two directors in the class whose term of office expires in 2010 (Jerry Colonna and Stephen B. Davis) and two directors in the class whose term of office expires in 2011(Phillip S. Kleweno and John E. Marcom, Jr.). On March 2, 2009, Karen Magee, our former Chief Executive Officer, resigned from her position as Chief Executive Officer and as a director on our Board of Directors, effective March 3, 2009, and our Board voted to reduce the number of directors from six to five, effective upon Ms. Magee’s resignation.
     Each of our directors qualifies as “independent” in accordance with the published listing requirements of the NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not our employee and has not engaged in various types of business dealings with us. In addition, as further required by the NASDAQ rules, our Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and by us with regard to each director’s business and personal activities as they may relate to us and our management.
     Set forth below is the name, age and biographical information for each person currently serving on our Board of Directors.
Jerry Colonna
     Jerry Colonna, 45, has served on our Board of Directors since April 2001. From January 2002 until December 2002, Mr. Colonna was a partner with J.P. Morgan Partners, LLC, the private equity arm of J.P. Morgan Chase & Co. From 1996 through 2001, Mr. Colonna was a partner with Flatiron Partners, an investment company which he co-founded. Mr. Colonna sits on the board of directors of a number of private companies as well as a number of non-profit organizations including the Kripalu Center for Yoga and Health. Mr. Colonna holds a B.A. in English Literature from Queens College at the City University of New York.
Stephen B. Davis
     Stephen B. Davis, 51, has served on our Board of Directors since October 2007. Since October 2008, Mr. Davis has served as a Senior Adviser to the Social Sector Office of McKinsey & Company, a global strategic consulting firm. Prior to joining our Board of Directors, he was the Chief Executive Officer of Corbis Corporation, the Seattle-based global leader in creating, sourcing and distributing imagery and related services to publishers, advertising and design agencies and other creative professionals and emerging markets, a position he held since 1993. Mr. Davis holds a Bachelor of Arts in Politics and Religion from Princeton University, a Master of Arts in Chinese Studies from the University of Washington, and a Juris Doctor from the Columbia University School of Law.
H. William Jesse, Jr.
     H. William Jesse, Jr., 57, has served on our Board of Directors since April 2001. Mr. Jesse is Chairman and Chief Executive Officer of Jesse Capital Management, Inc., an investment firm he founded in 1998, and is also Chairman and Chief Executive Officer of Modern Yachts, Inc., a design firm he founded in 2000. In 1986, Mr. Jesse founded Jesse.Hansen&Co, a strategic and financial advisory firm. He served as its Chairman from 1986 until 2004 and as President from 1986 until 1998. Mr. Jesse sits on the board of directors of a number of private companies. Mr. Jesse holds a B.S. in Economic Statistics and Finance and a M.S. in Operations Research from Lehigh University and a M.B.A. from the Harvard Business School.

Phillip S. Kleweno
     Phillip S. Kleweno, 47, has served on our Board of Directors since February 2007. Since August 2008, Mr. Kleweno has been a partner with the Bain Corporate Renewal Group in New York City. Prior to joining our Board of Directors, he was the President and Chief Executive Officer of Teleflora, LLC, a Los Angeles-based floral wire service and marketer of floral bouquets via the Internet, positions he held from May 2004 until July 2006. From May 2001 to April 2003, Mr. Kleweno was the President of Princess Cruises, a cruise line that markets, sells and delivers cruise vacations primarily to the North American market. Earlier in his career, Mr. Kleweno was a partner at Bain & Company, with industry expertise in areas including retail, media, entertainment, travel and e-commerce, and holds a Bachelor of Science in Finance degree from Arizona State University and a Masters in Business Administration from the Harvard Business School.
John E. Marcom, Jr.
     John E. Marcom, Jr., 51, has served on our Board of Directors since October 2007. Since September 2008, Mr. Marcom has served as the Chief Operating Officer of AdGent 007 Inc., a San Francisco-based provider of international digital advertising services. Prior to joining our Board of Directors, he was the Senior Vice President, International Operations of Yahoo! Inc., a position he held from July 2003 until February 2007. From May 2002 to June 2003, Mr. Marcom was the President, Americas division of the Financial Times, the world’s leading global business daily newspaper. Mr. Marcom has also served as the Senior Vice President, Worldwide Revenue and Media Strategies at Atom Entertainment Inc. (acquired by Viacom Inc. in September 2006), a leading entertainment provider for businesses and consumers in emerging media channels and has extensive print media experience from his seven years at Time Warner Inc. in roles such as President, Time Inc. International, President, Time Inc. Asia and Publisher, Time Asia. Mr. Marcom holds a Bachelor of Arts in Economics from Princeton University and a Masters in Business Administration from INSEAD (European Institute of Business Administration).
EXECUTIVE OFFICERS
Daniel E. Steimle
     Daniel E. Steimle has served as our Chief Executive Officer and Chief Financial Officer since March 2009. Prior to his appointment as our Chief Executive Officer and Chief Financial Officer, Mr. Steimle served as our Interim Chief Financial Officer from September 2007 to March 2009. Since June 2007, Mr. Steimle has been a member of Tatum, LLC, an executive services firm, prior to which he was with CSL Consulting, a consulting firm, from November 2006 to May 2007, and again from October 2002 to June 2004 where he served as acting CFO and in other advisory capacities for several of CSL’s technology clients. From July 2004 to November 2006, Mr. Steimle served as Vice President, Chief Financial Officer at Turin Networks, Inc., a telecommunications equipment supplier. From August 2000 to September 2002, Mr. Steimle served as Vice President, Chief Financial Officer for LGC Wireless, Inc., a wireless infrastructure equipment supplier. Prior to that, Mr. Steimle served as Chief Financial Officer and in other senior financial management positions for several public and private technology companies. Mr. Steimle holds a B.S. in Accounting from Ohio State University and a MBA in Management/Marketing from the University of Cincinnati.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.
BOARD COMMITTEES AND MEETINGS
     During the fiscal year ended December 31, 2008, our Board of Directors met 16 times and did not act by unanimous written consent. Our Board has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.
     During the fiscal year ended December 31, 2008, all directors attended at least 75% of the total meetings of our Board and committees on which each director served and which were held during the period the director was a director or committee member.

     It is our policy that all directors are encouraged to attend our Annual Meetings of Stockholders in person. Last year, Messrs. Davis, Kleweno and Marcom, as well as Ms. Magee, who was then serving as a director, attended the annual meeting.
Audit Committee
     Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is composed of Messrs. Jesse, Kleweno and Marcom, each of whom is a non-employee member of our Board.
     Our Board has determined that each member of the Audit Committee meets the requirements for independence under the current requirements of the NASDAQ Stock Market and SEC rules and regulations. Mr. Jesse is the Chair of the Audit Committee and our Board has determined that he is the “audit committee financial expert,” as that term is defined under the SEC rules. The Audit Committee met nine times during the last fiscal year and did not act by unanimous written consent. The Audit Committee has a written charter, which can be viewed on our corporate governance web page at www.planetoutinc.com under the “Investor Center — Corporate Governance” section.
     The Audit Committee is responsible for overseeing the preparation of reports, statements or charters as may be required by the NASDAQ Stock Market or federal securities laws, as well as, among other things: (i) overseeing and monitoring (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters, (c) our independent auditors’ engagement, qualifications, independence, compensation and performance, and (d) our internal accounting and financial controls; (ii) preparing the report that SEC rules and regulations require be included in our annual proxy statement; (iii) providing our Board with the results of its monitoring and recommendations; and (iv) providing to our Board additional information and materials as it deems necessary to make our Board aware of significant financial matters that require the attention of our Board.
Compensation Committee
     Our Compensation Committee of our Board of Directors is composed of Messrs. Colonna, Davis and Marcom, each of whom is a non-employee member of our Board. Mr. Colonna is the Chair of the Compensation Committee.
     Our Board has determined that each member of the Compensation Committee meets the requirements for independence under the current requirements of the NASDAQ Stock Market and SEC rules and regulations. Each member of the Compensation Committee is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986 and is a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act. The Compensation Committee met four times during the last fiscal year and did not act by unanimous written consent. The Compensation Committee has a written charter, which can be viewed on our corporate governance web page at www.planetoutinc.com under the “Investor Center — Corporate Governance” section.
     Under its charter, the Compensation Committee has the following scope and authority:
•	review, modify (as needed) and approve our overall compensation strategy and policies,

•	review and approve a compensation package for, in its sole discretion, our chief executive officer and evaluate our chief executive officer’s performance in light of relevant corporate performance goals and objectives,

•	review and approve the corporate performance goals and objectives of our other executive officers,

•	with respect to directors and executive officers, review and approve grants and awards under our stock option plans and similar programs,

•	if delegated by the Board, administer our equity compensation plans with respect to all eligible participants,

•	annually review and approve our organizational structure, succession plans for executive officers and programs to encourage development of individuals to assume positions of higher responsibility,

•	prepare and review any report required by SEC rules and regulations to be included in the proxy statement, and

•	review, discuss and assess its own performance.

     When reviewing our overall compensation strategy and policies, the Compensation Committee reviews performance goals and objectives relating to compensation, reviews and advises the Board concerning regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our executive compensation programs among comparable companies in our industry, and reviews the terms of any employment agreement, severance agreement and change of control protections for our executive officers.
     The Compensation Committee has the ability to delegate its authority to administer equity compensation plans as it determines is appropriate. The Compensation Committee has delegated to our chief executive officer the authority to make stock option and restricted stock grants to non-executive employees and consultants, so long as each such grant does not exceed 1,000 shares and 400 shares, respectively.
     The chief executive officer and the chief financial officer may attend any meeting of the Compensation Committee unless the Compensation Committee determines that there are portions of the meetings where her, his or their presence would be inappropriate. With respect to other executive officers, the Compensation Committee considers recommendations from the chief executive officer regarding total compensation for such executive officers. Those recommendations include salary increases or target incentive award opportunities, based on our chief executive officer’s evaluation of their performance, job responsibilities, and leadership roles within the company. While the Compensation Committee considers these recommendations for the chief executive officer’s direct reports, the Compensation Committee does not delegate authority for compensation decisions relating to the chief executive officer and the other executive officers, which are determined by the Compensation Committee and approved by our full Board of Directors.
Corporate Governance and Nominating Committee
     Our Corporate Governance and Nominating Committee of our Board of Directors is composed of Messrs. Davis, Jesse and Kleweno, each of whom is a non-employee member of our Board. Mr. Kleweno is the Chair of the Corporate Governance and Nominating Committee.
     Our Board has determined that each member of the Corporate Governance and Nominating Committee meets the requirements for independence under the current requirements of the NASDAQ Stock Market and SEC rules and regulations. The Corporate Governance and Nominating Committee met three times during the last fiscal year and did not act by unanimous written consent. The Corporate Governance and Nominating Committee has a written charter, which can be viewed on our corporate governance web page at www.planetoutinc.com under the “Investor Center — Corporate Governance” section.
     The Corporate Governance and Nominating Committee is responsible for, among other things: (i) reviewing Board structure, composition and practices, and making recommendations on these matters to our Board; (ii) reviewing, soliciting and making recommendations to our Board and stockholders with respect to candidates for election to our Board; (iii) overseeing compliance with our Code of Business Conduct and Ethics; and (iv) overseeing compliance with corporate governance requirements.
     Our bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board at our annual meeting of stockholders. The Corporate Governance and Nominating Committee will consider qualified candidates for director suggested by stockholders. Stockholders can suggest candidates by writing to the attention of our corporate secretary at 1355 Sansome Street, San Francisco, CA 94111. We will forward suggestions that we receive to the Corporate Governance and Nominating Committee for further review and consideration. Stockholder suggestions are encouraged to be submitted to our corporate secretary at least six months prior to the one-year anniversary of the previous year’s annual meeting of stockholders to ensure time for meaningful consideration.
     Although the Corporate Governance and Nominating Committee has not formally adopted minimum criteria for director nominees, the Committee does seek to ensure that the members of our Board possess both exemplary professional and personal ethics and values and an in-depth understanding of our business and industry. The Corporate Governance and Nominating Committee also believes in the value of professional diversity among members of our Board, and it feels that it is appropriate for members of our senior management to participate as members of our Board. The Corporate Governance and Nominating Committee requires that at least one member of our Board qualify as an “audit committee financial expert” as defined by SEC rules and regulations, and that a majority of the members of our Board meet the definition of independence under the NASDAQ Stock Market rules.

     The Corporate Governance and Nominating Committee identifies nominees for the class of directors being elected at each annual meeting of stockholders by first evaluating the current members of the class of directors willing to continue in service. Current members of our Board with skills and experience that are relevant to our business and who are willing to continue to serve on our Board are considered for re-nomination, balancing the value of continuity of service by existing members of our Board with the benefits of bringing on members with new perspectives. If any member of a class of directors does not wish to continue in service or if the Corporate Governance and Nominating Committee decides not to re-nominate a member of the class of directors for reelection, the Corporate Governance and Nominating Committee identifies the desired skills and experience of a new nominee in light of the criteria above.
Code of Business Conduct and Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, including our chief financial officer, who is our principal financial and accounting officer, and controller, as well as to all of our employees and directors. The Code can be viewed on our corporate governance web page at www.planetoutinc.com under the “Investor Center — Corporate Governance” section. To the extent permitted by NASDAQ Stock Market rules, we intend to disclose any amendments to, or waivers from, the Code provisions applicable to our chief executive officer and senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code on our corporate governance web page at www.planetoutinc.com under the “Investor Center — Corporate Governance” section.
Item 11. Executive Compensation
COMPENSATION OF DIRECTORS
     Prior to December 22, 2005, we did not pay any cash compensation to the members of our Board of Directors, except for reimbursing our non-employee directors for reasonable travel expenses incurred in connection with attendance at Board and committee meetings. Effective December 22, 2005, we adopted a director compensation program that, in addition to reimbursing our non-employee directors for travel expenses incurred in connection with their attendance at Board and committee meetings, also provides our directors with cash and equity compensation.
Director Compensation Table for Fiscal Year 2008
     The following table details the total compensation earned by our non-employee directors in 2008:

	Fees Earned or	Stock
Name	Paid in Cash	Awards(1)		Total
Phillip S. Kleweno	$18,000	$9,779	(2)	$27,779
H. William Jesse, Jr.	19,000	8,130	(3)	27,130
John E. Marcom, Jr.	15,000	3,587	(4)	18,587
Stephen B. Davis	15,000	3,587	(4)	18,587
Jerry Colonna	15,000	1,739	(5)	16,739

(1)	Represents FAS 123R value of annual grants of 200 restricted shares to existing non-employee directors and initial grants of 600 restricted shares to new non-employee directors. The annual grants of 200 shares vest quarterly in the first open window of the quarter beginning with the first quarter following the annual meeting of stockholders. 50 shares of the initial grants of 600 shares vest each quarter on the first day of the open trading window, beginning with the opening of the first trading window subsequent to the director’s appointment to the Board. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our financial statements in our Form 10-K for the year ended December 31, 2008, as filed with the SEC. These amounts represent our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors.

(2)	Mr. Kleweno holds 1,000 shares of restricted stock, of which 650 shares were vested as of December 31, 2008. Of the remaining 350 shares, 100 shares vest during each of the first two quarters of 2009, with the remaining 150 shares vesting quarterly thereafter in increments of 50 shares.

(3)	Mr. Jesse holds options to purchase 1,894 shares of our common stock, all of which were vested as of December 31, 2008. Mr. Jesse also holds 600 shares of restricted stock, of which 500 shares were vested as of December 31, 2008, with the remaining 100 shares vesting quarterly in increments of 50 shares.

(4)	Mr. Marcom and Mr. Davis each holds 800 shares of restricted stock, of which 450 shares were vested as of December 31, 2008. Of the remaining 350 shares, 100 shares vest during each of the first two quarters of 2009 with the remaining 150 shares vesting quarterly thereafter in increments of 50 shares.

(5)	Mr. Colonna holds options to purchase 2,558 shares of our common stock, all of which were vested as of December 31, 2008. Mr. Colonna also holds 600 shares of restricted stock, of which 500 shares were vested as of December 31, 2008, with the remaining 100 shares vesting quarterly in increments of 50 shares.
Cash Compensation
     Each non-employee director receives a quarterly cash retainer of $3,000 and a $1,000 payment for each all-day board meeting attended in person. The Chairperson of the Audit Committee receives an additional quarterly payment of $1,250 and the Chairpersons of the Compensation Committee and the Corporate Governance and Nominating Committee receive additional quarterly payments of $750. Further, effective as of the first business day of January 2007, and on the first business day of each January thereafter, each non-employee director who has attended 80% or more of all Board and applicable Committee meetings held during his or her tenure as a Board member during the prior calendar year receives a payment of $2,000.
Equity Compensation
     Effective as of January 1, 2007, as of the date of first joining our Board, each non-employee director receives a grant of 600 restricted shares of our common stock (“Restricted Shares”), which vest quarterly over a three year period from the date of grant, with 1/12th of the Restricted Shares vesting on the first day after the date of grant on which our trading window opens pursuant to our Insider Trading Policy during each fiscal quarter, unless the trading window does not open during the quarter, in which case those Restricted Shares vest on the last business day immediately preceding the 16th day of the last month of that quarter.
     Effective as of December 22, 2005, each non-employee director, other than Ms. Magee (who was then a non-employee director but did not receive a grant because her employer at the time did not allow her to be compensated for her service on our Board), was granted a non-statutory stock option to purchase up to 1,350 shares of our common stock. The options were 100% vested on the date of grant; provided, however, that a total of 300 of the shares that may be acquired upon exercise of the options were transferable, and the remaining 1,050 of the shares were nontransferable (with certain exceptions for transfer upon death or qualified domestic relations orders); provided, further however, that the 1,050 shares become transferable over a three year monthly schedule, such that 1/36th of the shares will become transferable each month following the date of grant. On January 26, 2006, Ms. Magee was granted a non-statutory stock option to purchase 1,350 shares of our common stock, 300 of which were vested on the date of grant and 1/36th of the remaining options vest monthly thereafter. We recognized $33,225 of stock-based compensation expense with respect to this stock option grant in 2006. For additional information with respect to Ms. Magee’s option and other compensation after Ms. Magee became our employee in July 2006, refer to the Summary Compensation Table.
     In addition, each non-employee director receives an automatic annual grant of 200 restricted shares of our common stock on the date of our annual stockholder’s meeting, which vests quarterly over a one year period from the date of grant, with 1/4th of the restricted shares vesting on the first day after the date of grant on which our trading window opens pursuant to our Insider Trading Policy during each fiscal quarter, unless the trading window does not open during a quarter, in which case the restricted shares will vest on the last business day immediately preceding the 16th day of the last month of that quarter.

EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal Years 2008 and 2007
     The following table provides the total compensation paid to our chief executive officer and our next two most highly compensated executive officers other than the chief executive officer who were serving as executive officers on December 31, 2008, the end of our last completed fiscal year. These executives are referred to as our “named executive officers” elsewhere in this Form 10-K/A.

					Stock		Option	All Other
		Salary	Bonus		Awards		Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)	($)		($)
Karen Magee(a)	2007	390,000	132,600	(1)	223,295	(2)	16,760 (3)	186,546	(4)	949,201
Chief Executive Officer	2008	390,000	85,800	(5)	290,375	(6)	16,760 (3)	11,718	(7)	794,653
Daniel E. Steimle(b)	2007	83,300	—		—		—	538	(8)	83,838
Interim Chief Financial Officer	2008	285,600	70,000	(9)	—		—	2,640	(8)	358,240
William Bain (c)	2007	220,673	90,625	(10)	84,219	(11)	—	8,680	(12)	404,197
Chief Technology Officer	2008	256,563	59,375	(13)	96,250	(11)	—	12,738	(12)	424,926

(a)	Ms. Magee’s employment as Chief Executive Officer began July 1, 2006. On March 2, 2009, Ms. Magee resigned her employment as Chief Executive Officer effective March 3, 2009.

(b)	Mr. Steimle’s services were retained beginning September 17, 2007. On March 2, 2009, Mr. Steimle was appointed as Chief Executive Officer and Chief Financial Officer, effective March 3, 2009.

(c)	Mr. Bain’s employment began February 14, 2007. Mr. Bain left the Company as part of our reduction in force on January 16, 2009.

(1)	Represents accrual of a guaranteed minimum annual bonus for fiscal 2007 equal to 70% of 40% of Ms. Magee’s base salary, plus $23,400 paid out with respect to fiscal 2006 which was in addition to Ms. Magee’s guaranteed minimum bonus for 2006.

(2)	Represents the FAS 123R value (with respect to the 2007 fiscal year) of the board of director annual grant of 200 restricted shares (which Ms. Magee received during her term as one of our non-employee directors), granted on June 14, 2006, which vested quarterly over one year, the FAS 123R value (with respect to the 2007 fiscal year) of 9,000 restricted shares granted on July 1, 2006, which was to vest in four annual installments, the FAS 123R value (with respect to the 2007 fiscal year) of 30,000 restricted shares granted on June 28, 2007, which was to vest in three annual installments and the FAS 123R value (with respect to the 2007 fiscal year) of 1,348 restricted shares granted on September 4, 2007 which vested in four quarterly installments. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our financial statements in our Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(3)	Represents the FAS 123R value (with respect to both the 2007 and 2008 fiscal years) of a nonstatutory stock option to purchase 1,350 shares of our common stock granted on January 26, 2006, 300 shares of which was fully vested on the date of grant and 1,050 shares of which vested monthly over three years. This option was granted to Ms. Magee during her term as one of our non-employee directors. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our financial statements in our Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(4)	Includes 401(k) plan matching contributions, paid parking, and, in connection with paid parking and certain group life insurance benefits, an additional cash payment so that these benefits are provided to Ms. Magee on a tax-neutral basis. Also includes a $178,125 reimbursement of moving-related expenses.

(5)	Represents accrual of a guaranteed minimum annual bonus for fiscal 2008 equal to 55% of 40% of Ms. Magee’s base salary. This bonus was paid in March 2009.

(6)	Represents the FAS 123R value (with respect to the 2008 fiscal year) of 9,000 restricted shares granted on July 1, 2006, which was to vest in four annual installments, the FAS 123R value (with respect to the 2008 fiscal year) of 30,000 restricted shares granted on June 28, 2007, which was to vest in three annual installments and the FAS 123R value (with respect to the 2008 fiscal year) of 1,348 restricted shares granted on September 4, 2007 which vested in four quarterly installments. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our financial statements in our Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(7)	Includes 401(k) plan matching contributions, paid parking, and, in connection with paid parking and certain group life insurance benefits, an additional cash payment so that these benefits are provided to Ms. Magee on a tax-neutral basis.

(8)	Includes value of paid parking benefits.

(9)	Represents an accrual of a retention bonus for Mr. Steimle’s services in 2008 which was paid in January 2009.

(10)	Represents a one-time bonus of $25,000 paid pursuant to Mr. Bain’s employment agreement plus an accrual of a portion of a guaranteed bonus payment of $75,000, also pursuant to Mr. Bain’s employment agreement.

(11)	Represents the FAS 123R value of 5,000 shares granted on March 13, 2007 which was to vest in two annual installments. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our financial statements in our Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(12)	Includes 401(k) plan matching contributions, paid parking, and, in connection with paid parking and certain group life insurance benefits, an additional cash payment so that these benefits are provided to Mr. Bain on a tax-neutral basis.

(13)	Represents payment of a guaranteed bonus payment of $75,000 in connection with Mr. Bain’s employment agreement, less amounts accrued for in fiscal 2007 as noted in note 10, above. Also includes accrual of a retention bonus for Mr. Bain’s services in 2008 which was paid in March 2009.
Employment Agreements
     Daniel E. Steimle: On September 17, 2007, we retained the services of Daniel E. Steimle, then our Interim Chief Financial Officer, through an executive services firm. Pursuant to our agreement with the executive services firm, we paid Mr. Steimle $23,800 per month in salary, but he was not entitled to receive any bonuses or equity incentive grants in connection with his provision of services as our Interim Chief Financial Officer. Mr. Steimle was, however, eligible for a paid parking space. The executive services firm also received specified consideration as Mr. Steimle performed services for us. On March 2, 2009, Mr. Steimle was appointed as our Chief Executive Officer and Chief Financial Officer. We pay Mr. Steimle $23,800 per month in salary, but he is not entitled to any bonus or equity incentive grants in connection with his provision of services as our Chief Executive Officer and Chief Financial Officer. Mr. Steimle is, however, eligible for a paid parking space. We continue to pay the executive services firm specified consideration for Mr. Steimle’s services.
     On January 11, 2008, to provide Mr. Steimle with an incentive to remain with us while we evaluated our strategic alternatives, we entered into a retention agreement with Mr. Steimle whereby we agreed to provide him with a one-time cash payment of $100,000 if he continued to provide services to us through December 31, 2008, or some pro-rata portion of $100,000 if he ceased providing services to us prior to December 31, 2008. A portion of this retention amount was payable to the executive services firm through which we retained Mr. Steimle’s services. On January 15, 2009, we paid Mr. Steimle this one time retention bonus of $70,000, less applicable taxes and withholding, with $30,000 being paid to the executive services firm through which we retained his services.
     Karen Magee: Ms. Magee, our Chief Executive Officer from July 1, 2006, resigned her employment with us effective March 3, 2009. Through that date, Ms. Magee was compensated pursuant to the terms of her employment agreement dated June 20, 2006, as amended on June 28, 2007. In 2006, pursuant to Ms. Magee’s employment agreement, as an inducement to accept the Chief Executive Officer position, she was awarded 9,000 shares of restricted stock, which were vesting in four equal annual installments and were otherwise subject to all of the terms and conditions of our stockholder-approved equity incentive plan. The June 28, 2007 amendment to Ms. Magee’s employment agreement fixed the term of her employment agreement through June 30, 2010, granted her 30,000 shares of restricted stock, vesting annually over a three-year period, for purposes of retention and additional incentive and provided that any merit-based increases to which Ms. Magee was entitled in 2007 would be paid in shares of restricted stock rather than in cash. Ms. Magee’s base salary in both 2007 and 2008 was $390,000. She was generally eligible for an annual incentive bonus at a target level of 40% of her base salary based on the achievement of certain individual and performance goals. In 2007, no specific goals were set and no incentive bonus was earned. For 2007, Ms. Magee’s bonus was guaranteed at 70% of the target level of her annual incentive bonus. The bonus earned for 2007 was $109,200 and was paid in 2008 in accordance with the terms of Ms. Magee’s employment agreement. In 2008, no specific goals were set and no incentive bonus was earned. For 2008, Ms. Magee’s bonus was guaranteed at 55% of the target level of her annual incentive bonus. The bonus earned for 2008 was $85,800 and was paid in March 2009. Pursuant to the terms of her employment agreement, Ms. Magee also was reimbursed $178,125 for moving-related expenses in

2007. Ms. Magee was eligible for paid time off in accordance with our standard policy, was eligible to participate in all of our employee benefit plans in accordance with the terms and conditions of those plans and was eligible for a paid parking space.
     In connection with a separation and release agreement entered into on March 2, 2009, Ms. Magee will be paid her base salary of $390,000 over a period of twelve months, with six months’ salary being paid on October 1, 2009, and the remaining six months’ salary being paid out pursuant to our regular payroll schedule over the six months following October 1, 2009. Pursuant to the separation and release agreement, all of Ms. Magee’s equity awards were accelerated as if she had provided an additional twelve months’ service to us. If Ms. Magee elects to continue group health coverage through COBRA, we will reimburse her premium payments for a period of twelve months from March 3, 2009 or until she is no longer eligible for COBRA coverage, whichever is sooner. Ms. Magee remains subject to her proprietary information and inventions agreement with us.
     William Bain: William Bain, our Chief Technology Officer since February 14, 2007, left the Company as part of our reduction in force on January 16, 2009. Through that date, Mr. Bain was compensated pursuant to the terms of his employment agreement dated February 14, 2007, as amended January 11, 2008. Pursuant to his employment agreement, Mr. Bain’s base salary in 2007 was $250,000 and he was eligible for and received a one-time signing bonus of $25,000. Mr. Bain was also eligible for and received, in February 2008, a one-time incentive bonus of $75,000 on the first anniversary of his employment with us. Also in February 2008, Mr. Bain received a cost-of-living increase in his base salary to $257,500. Mr. Bain was also eligible to receive an annual incentive bonus based on criteria established in advance by our chief executive officer and Board of Directors. However, in 2007 and 2008 no such criteria were established and no such annual incentive bonus, other than the one-time incentive bonus discussed previously, was earned. On March 13, 2007, pursuant to his employment agreement, Mr. Bain also received a grant of 5,000 shares of restricted stock which vested annually over a two-year period on the anniversary of his employment with us. In January 2008, to provide Mr. Bain with an incentive to remain with us while we evaluated our strategic alternatives, we amended Mr. Bain’s employment agreement to provide him with a one-time cash payment of $50,000 if he continued to provide services to us through December 31, 2008, or some pro-rata portion of $50,000 if he ceased providing services to us prior to December 31, 2008. Mr. Bain was paid this retention bonus of $50,000, less applicable taxes and withholding, in March 2009. Mr. Bain was also eligible to participate in all of our employee benefit plans in accordance with the terms and conditions those plans and was eligible for a paid parking space.
     In connection with a separation and release agreement entered into on March 5, 2009, Mr. Bain will be paid his base salary of $257,500 over a period of twelve months, with six months’ salary being paid on or within five days of August 1, 2009, and the remaining six months’ salary being paid out pursuant to our regular payroll schedule over the six months following August 1, 2009. Pursuant to the separation and release agreement, all of Mr. Bain’s equity awards were accelerated so that they were fully vested. If Mr. Bain elects to continue group health coverage through COBRA, we will reimburse his premium payments through January 31, 2010 or until he is no longer eligible for COBRA coverage, whichever is sooner. Mr. Bain remains subject to his proprietary information and inventions agreement with us.
Outstanding Equity Awards At Fiscal Year-End 2008
     The following table provides information with respect to outstanding stock options and restricted stock for the named executive officers as of December 31, 2008.

		Option Awards			Stock Awards
	Number of	Number of			Number of	Market
	Securities	Securities			Shares or	Value of
	Underlying	Underlying			Units of	Shares or
	Unexercised	Unexercised	Option		Stock that	Units of
	Option	Option	Exercise	Option	Have Not	Stock That
	(#)	(#)	Price	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable	($)	Date	(#)	Vested ($)
Karen Magee	1,322 (1)	28	$82.00	01/26/16	4,500 (2)	$1,620
	—	—	—	—	20,000 (3)	7,200
Daniel E. Steimle	—	—	—	—	—	—
William Bain	—	—	—	—	2,500 (4)	900

(1)	300 of the shares subject to the option vested immediately on the date of grant of January 26, 2006, 1/36 of the remaining 1,050 shares vest monthly from date of grant.

(2)	2,250 shares were to vest annually on each of July 1, 2009 and 2010. Ms. Magee terminated her employment effective March 3, 2009 and, pursuant to a separation and release agreement effective as of that same date, 2,250 of these shares became vested and 2,250 of these shares were forfeited.

(3)	10,000 shares were to vest annually on each of June 28, 2009 and 2010. Ms. Magee terminated her employment effective March 3, 2009 and, pursuant to a separation and release agreement effective as of that same date, 10,000 of these shares became vested and 10,000 of these shares were forfeited.

(4)	2,500 shares were to have vested on February 14, 2009, or the first date thereafter in an open window trading period. Mr. Bain left the Company as part of our reduction in force on January 16, 2009. Pursuant to a separation and release agreement entered into on March 5, 2009, all 2,500 of these shares became vested.
Additional Information Related to Equity Compensation
     During 2007, none of the stock options granted to the named executive officers was repriced and none of the stock options or restricted stock awards was materially modified. All stock options and restricted stock awards are granted pursuant to the terms and conditions of our stockholder approved equity incentive plan.
     We use equity incentives, including stock options and restricted stock, as a vehicle to reward and retain named executive officers. Our philosophy in granting equity incentives is to encourage ownership of our stock as a means to align the interests of executives and stockholders. We believe that stock-based equity grants reinforce a long-term interest in our overall performance and encourage our named executive officers to manage our business with a view toward maximizing long-term stockholder value. The equity incentives we provide to our named executive officers include a mix of stock options and restricted stock.
     In accordance with out stockholder-approved equity incentive plan, stock options are granted with an exercise price equal to 100% of the closing market price of our stock on the date of grant, and thus provide compensation to the named executive officer only to the extent that the market price of the stock increases between the date of grant and the date the option is exercised. The date of grant of each stock option is the date the Compensation Committee meets in person or by telephone to approve the grant. Generally, stock options granted to the named executive officers vest over a four-year period. Restricted stock awards generally vest quarterly or annually over a three-year or four-year period.
Severance and Change of Control Agreements
     We engage the services of Mr. Steimle, our Chief Executive Officer and Chief Financial Officer, pursuant to an agreement with an executive services firm. We may terminate the agreement with the executive services firm at any time, with or without cause, on 30 days written notice. Mr. Steimle is entitled to receive continued payment of his then current base salary for the 30 day notice period, whether or not he performed services during the 30 day notice period.
     Ms. Magee’s employment terminated March 3, 2009 and she signed a separation and release agreement which included a release of any claims she may have had against us. Pursuant to the agreement, Ms. Magee will be paid her base salary of $390,000 over a period of twelve months, with six months’ salary being paid on October 1, 2009, and the remaining six months’ salary being paid out pursuant to our regular payroll schedule over the six months following October 1, 2009. Also pursuant to the agreement, all of Ms. Magee’s equity awards were accelerated as if she had provided an additional twelve months’ service to us and, if she elects to continue group health coverage through COBRA, we will reimburse her premium payments for a period of twelve months from March 3, 2009 or until she is no longer eligible for COBRA coverage, whichever is sooner. Ms. Magee remains subject to her proprietary information and inventions agreement with us.
     Mr. Bain’s employment terminated January 16, 2009 and he signed a separation and release agreement which included a release of any claims he may have had against us. Pursuant to the agreement, Mr. Bain will be paid his base salary of $257,500 over a period of twelve months, with six months’ salary being paid on or within five days of August 1, 2009, and the remaining six months’ salary being paid out pursuant to our regular payroll schedule over the six months following August 1, 2009. Also pursuant to the agreement, all of Mr. Bain’s equity awards were accelerated so that they were fully vested and, if Mr. Bain elects to continue group health coverage through COBRA, we will reimburse his premium payments through January 31, 2010 or until he is no longer eligible for COBRA coverage, whichever is sooner. Mr. Bain remains subject to his proprietary information and inventions agreement with us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The table below sets forth information regarding the beneficial ownership of our common stock as of March 23, 2009 by: (i) each person or entity known by us to own beneficially more than 5% of our outstanding shares of common stock; (ii) each executive officer named in the Summary Compensation Table; (iii) each director and nominee for director; and (iv) all executive officers and directors as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants or other convertible securities held by that person that are exercisable within 60 days of March 23, 2009. The percentage of beneficial ownership is based on 4,070,713 shares outstanding as of March 23, 2009.

	Beneficial Ownership(1)
	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Class
Greater than 5% Stockholders
Austin W. Marxe and David M. Greenhouse(2)	1,029,462	25.29%
153 East 53rd Street New York, NY 10022
T. Rowe Price Associates, Inc.(3)	557,614	13.70%
100 East Pratt Street Baltimore, MD 21202
Cascade Investment, L.L.C.(4)	521,739	12.82%
2365 Carillon Point Kirkland, WA 98033
PAR Investment Partners, L.P.(5)	237,098	5. 82%
One International Place, Suite 2401 Boston, MA 02110
Herbert A. Allen III(6)	234,432	5.76%
711 Fifth Avenue New York, NY 10022

Officers and Directors
Karen Magee(7)	29,648	*
Bill Bain(8)	5,000	*
Daniel Steimle (9)	0	*
Jerry Colonna(10)	3,158	*
H. William Jesse, Jr.(11)	23,924	*
Phillip Kleweno(12)	1000	*
John Marcom(13)	800	*
Stephen B. Davis(14)	800	*
All executive officers and directors as a group (8 persons)(15)	64,330	1.58%

*	Less than 1.0%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons and entities named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, the principal address of each of the persons and entities named in this table is: c/o PlanetOut Inc., 1355 Sansome Street, San Francisco, California 94111.

(2)	Includes 175,165 shares held by Special Situations Cayman Fund, L.P. and 854,297 shares held by Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc., the general partner of and investment adviser to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III Q.P., L.P.

(3)	These securities are owned by various individuals and institutional investors, including T. Rowe Price Media & Telecommunications Fund, Inc. (which owned 471,430 shares, representing 11.58% of the shares outstanding as of March 23, 2009), for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investors and/or sole power to vote the securities. For the purposes of the reporting requirements of the SEC, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates disclaims that it is, in fact, the beneficial owner of such securities.

(4)	Based on a Form 3 filed on July 9, 2007, William H. Gates III exercises voting and investment control over the shares held by Cascade Investment, L.L.C.

(5)	The general partner of PAR Investment Partners, L.P. is PAR Group, L.P. and PAR Capital Management, Inc. is its general partner.

(6)	Includes 156,593 shares held by Allen & Company LLC (including 52,500 shares beneficially owned by Allen & Company LLC of the 75,000 share warrant, which warrant is assumed to be fully vested for purposes of this table), 52,045 shares held by Allen SBH II, LLC, 259 shares held by MBOGO Inc. and 19,792 shares held by certain family members of Herbert A. Allen III, as President of Allen & Company LLC, and as President of MBOGO may be deemed to be a member of a group with such entities and to beneficially own the shares held directly by each of such entities. Mr. Allen disclaims beneficial ownership of the shares of common stock held by these entities except to the extent of his pecuniary interest. Further, Mr. Allen and such entities disclaim that Mr. Allen and such entities constitute a group for purposes of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Mr. Allen holds dispositive power over the 19,792 shares held by certain of his family members but disclaims beneficial ownership of such shares. The amount set forth in the table excludes approximately 79,440 shares that are held by certain officers and employees of Allen & Company LLC and their related parties (including 22,500 shares beneficially owned by such officers, employees and their related parties of the 75,000 share warrant, which warrant is assumed to be fully vested for purposes of this table).

(7)	Includes 1,350 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 23, 2009. Ms. Magee resigned from her employment with the company effective March 3, 2009.

(8)	Mr. Bain left the Company as part of our reduction in force on January 16, 2009.

(9)	As of December 31, 2008, Mr. Steimle served as Interim Chief Financial Officer and as such did not receive options or restricted stock. On March 3, 2009, Mr. Steimle was named Chief Executive Officer and Chief Financial Officer.

(10)	Includes 2,558 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 23, 2009, all of which are fully vested. Also includes 50 shares of common stock subject to forfeiture within 60 days of March 23, 2009.

(11)	Includes 5,427 shares of common stock held in a retirement account for Mr. Jesse’s benefit. Also includes 1,894 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of March 23, 2009, all of which are fully vested and subject to a resale restriction which lapses on the same vesting schedule as the original option grant. Also includes 50 shares subject to forfeiture within 60 days of March 23, 2009.

(12)	Includes 200 shares subject to forfeiture within 60 days of March 23, 2009.

(13)	Includes 300 shares subject to forfeiture within 60 days of March 23, 2009.

(14)	Includes 300 shares subject to forfeiture within 60 days of March 23, 2009.

(15)	Includes all of the shares referenced in notes (7) through (14) above

Equity Compensation Plan Information
     The following table provides certain information with respect to all of our equity compensation plans and individual compensation arrangements in effect as of the end of the fiscal year ended December 31, 2008.

		(B)	(C)
		Weighted-	Number of Securities
	(A)	Average	Remaining Available for
	Number of Securities to	Exercise Price	Issuance Under Equity
	be Issued Upon	of Outstanding	Compensation Plans
	Exercise of Outstanding	Options,	(Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (A))(1)
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	109	$23.35	186
Equity compensation plans not approved by security holders	—	—	—

Total	109	$23.35	186

(1)	Our 2004 Equity Incentive Plan provides that the common stock issuable under the plan should not exceed in the aggregate 54,545 shares, plus an annual increase on the first day of our fiscal year for a period of ten years beginning January 1, 2005 equal to the lesser of (i) 4% of the shares of common stock outstanding on each such date (rounded down to the nearest whole share); (ii) 54,545 shares of common stock; or (iii) the number of shares determined by our Board prior to the first day of any fiscal year, which number should be less than each of (i) and (ii).
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Other than those transactions that are described under Item 11 “—Severance and Change of Control Agreements,” and below, since the beginning of our 2007 fiscal year, we have not entered into any transactions with any of our executive officers, directors or holders of 5% or more of our outstanding shares of common stock or their respective immediate family members in which (i) the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and (ii) such person had or will have a direct or indirect material interest.
Indemnification
     Our bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. We have entered into indemnification agreements with all of our directors and executive officers and hold directors’ and officers’ liability insurance. In addition, our certificate of incorporation limits the personal liability of our Board members for breaches by the directors of their fiduciary duties.
Item 14. Principal Accountant Fees and Services
Audit Fees
     During the last two fiscal years ended December 31, 2007 and December 31, 2008, the aggregate fees paid to Stonefield Josephson, Inc. (“Stonefield”) for the professional services rendered for the audit of our annual financial statements and for the reviews of the financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years were $698,160 and $413,055, respectively.
Audit-Related Fees
     “Audit-related” fees include fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
     There were no audit-related fees paid to Stonefield for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above for the fiscal years ended December 31, 2007 or December 31, 2008.

     In addition, during the last two fiscal years ended December 31, 2007 and December 31, 2008, we paid PricewaterhouseCoopers LLP (“PwC”), our former auditors, $45,000 and zero, respectively, for audit-related services related to issuance of their consents.
Tax Fees
     Tax fees include fees for tax compliance, tax advice and tax planning services. The aggregate fees paid to PwC for these services were $106,480 and $115,740 for the fiscal years ended December 31, 2007 and December 31, 2008, respectively. No tax fees were paid to Stonefield.
All Other Fees
     Other than those described above, during the last two fiscal years ended December 31, 2007and December 31, 2008, no other fees were paid to Stonefield or PwC.
Pre-Approval Policies And Procedures
     The Audit Committee meets with our independent auditors to approve the annual scope of accounting services to be performed, including all audit and non-audit services, and the related fee estimates. The Audit Committee also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. As appropriate, management and our independent auditors update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.
     Under its charter, the Audit Committee has the authority and responsibility to review and approve the retention of our independent auditors to perform any proposed permissible non-audit services. To date, all audit and non-audit services provided by Stonefield have been pre-approved by the Audit Committee in advance.
Auditors’ Independence
     The Audit Committee has determined that the rendering of all the services described above by Stonefield was compatible with maintaining the auditors’ independence.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
     Consolidated Financial Statements; See Index to Consolidated Financial Statements at Item 8 on page 32 of the Annual Report on Form 10-K originally filed on March 4, 2009.
     Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description of Documents
2.1	Asset Purchase Agreement dated November 8, 2005, by and among: LPI Media Inc. and SpecPub, Inc., each a Delaware corporation; Triangle Marketing Services, Inc., a Delaware corporation and a wholly owned subsidiary of LPI Media Inc.; PlanetOut Inc., a Delaware corporation; and Vulcan Acquisition Corp. and SpecPub Acquisition Corp., each a Delaware corporation and a wholly owned subsidiary of PlanetOut Inc. (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on November 14, 2005, and amended as disclosed in our current report on Form 8-K/A, File No. 000-50879, filed on January 20, 2006, each of which is incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

2.2	Asset Purchase Agreement dated January 19, 2006, by and among: RSVP Productions, Inc., a Minnesota corporation; PlanetOut Inc., a Delaware corporation; Shuttlecraft Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of PlanetOut; and Paul Figlmiller, an individual (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 24, 2006, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.2 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

Exhibit
Number	Description of Documents
2.3	Business Purchase and Sale Agreement by and among RSVP Productions, Inc., PlanetOut Inc., Atlantis Events, Inc. and RSVP Vacations, LLC dated on October 10, 2007 (filed as Exhibit 2.1 to out Current Report on Form 8-K, file No 000-50879, filed on December 19, 2007, and incorporated herein by reference). Certain schedules (and similar attachments) to Exhibit 2.3 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. PlanetOut will furnish a supplemental copy of any omitted schedule (or similar attachment) to the Commission upon request.

2.4	Put/Call Agreement among Regent Releasing, L.L.C., Regent Entertainment Media Inc., PlanetOut Inc., LPI Media Inc. and SpecPub, Inc. dated as of August 12, 2008 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008, and incorporated herein by reference).

2.5	Marketing Agreement between Regent Releasing, L.L.C. and PlanetOut Inc. entered into as August 12, 2008 (filed as Exhibit 2.2 to our Current Report on Form 8-K, File No. 000-50879, filed on August 13, 2008 and incorporated herein by reference).

2.6	Agreement and Plan of Merger by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities Referred to in the Agreement dated as of January 8, 2009 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.2	Form of Senior Debt Indenture (filed as Exhibit 4.5 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.3	Form of Subordinated Debt Indenture (filed as Exhibit 4.6 to our Registration Statement on Form S-3, File No. 333-133536, filed on April 25, 2006 and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference). Replaced and superseded by Exhibit 4.8.

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant issued to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference). Replaced and superseded by Exhibit 4.9.

4.9	Common Stock Warrant issued to Allen & Company, LLC dated January 8, 2009 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

Exhibit
Number	Description of Documents
4.10	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated January 8, 2009 (filed as Exhibit 4.10 to our Annual Report on Form 10-K, File No. 000-50879, filed on March 4, 2009 and incorporated by reference).

10.1	1996 Stock Option Plan of PlanetOut Corporation (filed as Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.2	1996 Equity Incentive Plan of PlanetOut Corporation (filed as Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.3	Online Partners.com, Inc. 1997 Stock Plan (filed as Exhibit 10.5 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.4	PlanetOut Partners, Inc. 2001 Equity Incentive Plan (filed as Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.5	PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.6	PlanetOut Inc. 2004 Executive Officers and Directors Equity Incentive Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.7	Form of PlanetOut Inc. 2004 Equity Incentive Plan Stock Option Grant Notice and Agreement (filed as Exhibit 99.7 to our Registration Statement on Form S-8, File No. 333-121633, initially filed on December 23, 2004 and incorporated herein by reference).

10.8	Form of PlanetOut Inc. 2004 Equity Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and incorporated herein by reference).

10.9	Office lease dated July 1, 2004 by and between Blue Jean Equities West and PlanetOut Inc. (filed as Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.10	Form of directors’ and officers’ indemnification agreement (filed as Exhibit 10.22 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.11	Amended and Restated Investors Rights Agreement by and among the registrant and the parties identified on Schedule A thereto (filed as Exhibit 10.23 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004 and incorporated herein by reference).

10.12	Form of Stock Option Agreement for Non-Employee Directors under the PlanetOut Inc. 2004 Equity Incentive Plan (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on May 23, 2005, and incorporated herein by reference).

10.13	Outside Director Compensation Program (a description of which is filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on December 23, 2005, and amended as described in Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed January 31, 2006, each of which is incorporated herein by reference).

10.14	Employment Agreement, dated as of June 20, 2006 by and between Karen Magee and PlanetOut Inc. (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 23, 2006 and incorporated herein by reference).

10.15	Loan and Security Agreement dated September 28, 2006, by and among: PlanetOut Inc. and its direct subsidiaries PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc. and RSVP Productions, Inc. as Borrowers; and ORIX Venture Finance LLC as Lender (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

Exhibit
Number	Description of Documents
10.16	Common Stock Warrant dated September 28, 2006 issued to ORIX Venture Finance LLC (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on October 3, 2006 and incorporated herein by reference).

10.17	Amendment No. 2, dated February 14, 2007 and effective as of December 30, 2006, to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.18	Employment Agreement, dated February 14, 2007, by and between William Bain and PlanetOut Inc. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on February 20, 2007 and incorporated herein by reference).

10.19	Limited Waiver to Loan and Security Agreement and Amendment No. 3 dated May 9, 2007 to Loan and Security Agreement by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on May 10, 2007 and incorporated herein by reference).

10.20	Purchase Agreement by and among PlanetOut Inc. and certain purchasers dated June 29, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.21	Form of Registration Rights Agreement (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on July 3, 2007 and incorporated herein by reference).

10.22	Amendment No. 1 to Limited Waiver to Loan and Security Agreement and Consent dated June 29, 2007 by and between PlanetOut Inc., PlanetOut USA Inc., LPI Media Inc., SpecPub, Inc., RSVP Productions, Inc. and ORIX Venture Finance, LLC (filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

10.23	Summary of Amended Terms in Employment Agreement by and between PlanetOut Inc. and Karen Magee (filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

10.24	Summary of Compensation Terms for Daniel Steimle (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

10.25	Description of Management Retention and Severance Plan adopted January 11, 2008 (filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on May 15, 2008, and incorporated herein by reference).

10.26	Letter of Intent by and between PlanetOut Inc. and Regent Releasing, L.L.C., dates as of April 7, 2008, filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on April 9, 2008 and incorporated herein by reference).

16.1	Letter Regarding Change in Accountants dated June 29, 2005 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to our Current Report on Form 8-K, File No. 000-50879, filed on June 30, 2005 and incorporated herein by reference).

21.1	List of subsidiaries (filed as Exhibit 21.1 to our Annual Report on Form 10-K, File No. 000-50879, filed on March 4, 2009 and incorporated herein by reference).

23.1	Consent of Storefield Josephson, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (filed as Exhibit 24.1 to our Annual Report on Form 10-K, File No. 000-40879, filed on March 4, 2009 and incorporated herein by reference)

Exhibit
Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2009.

PLANETOUT INC.
By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Chief Executive Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

	/s/ DANIEL E. STEIMLE Daniel E. Steimle	Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

	*	Chairman of the Board	April 30, 2009

Phillip S. Kleweno

	*	Director	April 30, 2009

H. William Jesse, Jr.

	*	Director	April 30, 2009

Jerry Colonna

	*	Director	April 30, 2009

John E. Marcom, Jr.

	*	Director	April 30, 2009

Stephen B. Davis

*By:	/s/ DANIEL E. STEIMLE

Daniel E. Steimle, Attorney-in Fact

EXHIBIT INDEX

23.1	Consent of Storefield Josephson, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.