Form 10-Q
period 2009-03-31
PLANETOUT INC
filed 2009-05-15
CIK 1287258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of April 30, 2009 was 4,070,713.

PlanetOut Inc.
INDEX
Form 10-Q
For the Quarter ended March 31, 2009
 i

PART I
FINANCIAL INFORMATION
PlanetOut Inc.
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	March 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,943	$1,812
Restricted cash	1,432	1,126
Accounts receivable, net	847	871
Prepaid expenses and other current assets	996	652

Total current assets	8,218	4,461
Property and equipment, net	5,275	4,611
Goodwill	2,988	2,988
Other assets	397	280

Total assets	$16,878	$12,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$695	$937
Accrued expenses and other liabilities	2,927	1,971
Deferred revenue	2,830	2,403
Capital lease obligations, current portion	763	621
Deferred rent, current portion	320	340

Total current liabilities	7,535	6,272
Capital lease obligations, less current portion	117	82
Deferred rent, less current portion	949	856
Other long-term liabilities	300	300

Total liabilities	8,901	7,510

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock: $0.001 par value, 100,000 shares authorized, 4,089 and 4,089 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	40	40
Additional paid-in capital	115,170	115,465
Accumulated other comprehensive loss	(94)	(100)
Accumulated deficit	(107,139)	(110,575)

Total stockholders’ equity	7,977	4,830

Total liabilities and stockholders’ equity	$16,878	$12,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
Revenue:
Advertising services	$1,067	$1,269
Subscription services	3,694	2,529
Transaction services	77	46

Total revenue	4,838	3,844

Operating costs and expenses: (*)
Cost of revenue	2,444	2,043
Sales and marketing	1,597	901
General and administrative	2,038	2,736
Restructuring	—	554
Depreciation and amortization	1,115	727

Total operating costs and expenses	7,194	6,961

Loss from operations	(2,356)	(3,117)
Interest expense	(43)	(17)
Other income, net	67	6

Loss from continuing operations before income taxes	(2,332)	(3,128)
Provision for income taxes	—	3

Loss from continuing operations	(2,332)	(3,131)
Net income (loss) from and loss on sale of discontinued operations, net of taxes	(8,046)	(305)

Net loss	$(10,378)	$(3,436)

Net loss per share from continuing operations — Basic and diluted	$(0.58)	$(0.77)

Loss per share from discontinued operations — Basic and diluted	$(1.99)	$(0.08)

Net loss per share — Basic and diluted	$(2.56)	$(0.85)

Weighted-average shares used to compute loss per share — Basic and diluted	4,048	4,059

(*) Stock-based compensation is allocated as follows (see Note 6):

Cost of revenue	$33	$13
Sales and marketing	2	—
General and administrative	92	278

Total stock-based compensation	$127	$291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PlanetOut Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(10,378)	$(3,436)
Net loss from discontinued operations, net of tax	8,046	(13)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,115	727
Non-cash services expense	90	4
Provision for doubtful accounts	4	—
Stock-based compensation, net of cancellation and tax effects	127	291
Amortization of deferred rent	(57)	(73)
Changes in operating assets and liabilities, net of acquisition effects and restructuring:
Accounts receivable	1,275	(24)
Prepaid expenses and other assets	15	461
Accounts payable	(340)	242
Accrued expenses and other liabilities	(420)	(956)
Deferred revenue	(112)	(108)

Net cash used in operating activities of continuing operations	(635)	(2,885)
Net cash provided by (used in) operating activities of discontinued operations	(753)	13

Net cash used in operating activities	(1,388)	(2,872)

Cash flows from investing activities:
Purchases of property and equipment	(497)	(63)
Adjustment to proceeds from sale of discontinued operations	—	(319)
Changes in restricted cash	(1)	306

Net cash used in investing activities	(498)	(76)

Cash flows from financing activities:
Principal payments under capital lease obligations	(207)	(177)

Net cash used in financing activities	(207)	(177)

Effect of exchange rate on cash and cash equivalents	—	(6)
Net decrease in cash and cash equivalents	(2,093)	(3,131)
Cash and cash equivalents, beginning of period	8,534	4,943

Cash and cash equivalents, end of period	$6,441	$1,812

Supplemental disclosure of noncash flow investing and financing activities:
Property and equipment and related maintenance acquired under capital leases	$80	$—

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
     Unaudited Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The balance sheet at December 31, 2008 has been derived from audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     As a result of the Company experiencing recurring losses and negative cash flow from operations in 2008 and 2009 and its accumulated deficit, the Company has carefully assessed its anticipated cash needs for the next twelve months. On January 8, 2009, the Company signed a definitive agreement to combine with Here Networks, LLC and Regent Entertainment Media Inc. If the proposed business combination is not completed, the Company has adopted an operating plan to manage the costs of its capital expenditures and operating activities along with its revenues in order to meet its working capital needs for the next twelve months. Although the Company believes that is has sufficient working capital to conduct its operations and meet its current obligations for the next twelve months, it makes no assurance that it will be able to do so. Accordingly, the accompanying consolidated financial statements are presented on the basis that the Company is a going concern and therefore do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
     Cash Equivalents
     The Company considers all highly liquid investments purchased with original or remaining maturities of three months or less to be cash equivalents. The Company’s investments are primarily comprised of money market funds, the fair market value of which approximates cost.
     Restricted Cash
     Restricted cash consists of reserves required by the Company’s credit card processors of both its online and discontinued operations in order to cover any exposure that they may have as the Company collects revenue in advance of providing services to its customers.
     Fair Value Measurement of Assets and Liabilities
     Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3).
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
     On January 1, 2008, the Company determined that it had three reporting units and was operating in two segments. In August 2008, the Company divested itself of its Publishing business. The Company is currently operating in one segment, with one reporting unit.
     The Company performed its annual test as of December 1, 2008. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2008 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company determined that a triggering had not occurred in the three months ended March 31, 2009 and accordingly, no impairment was recorded during that period.
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
     Advertising
     Costs related to advertising and promotion are charged to sales and marketing expense as incurred. Total advertising costs in the three months ended March 31, 2008 and 2009 were $352,000 and $276,000, respectively.
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

     Segment Reporting
     The Company began to operate as three segments effective January 1, 2007: Online, Publishing and Travel and Events. The Travel and Events segment consisted of travel and events marketed through the Company’s RSVP brand. In December 2007, the Company sold substantially all the assets of RSVP. As a result of the sale of substantially all the assets of RSVP and the Company’s decision to exit its Travel and Events business, the Company has reported the results of operations and financial position of RSVP as discontinued operations within the consolidated financial statements as described more fully in Note 8, "Discontinued Operations.” The Publishing segment consisted of the Company’s print properties obtained in the acquisition of LPI, primarily magazines and its book publishing businesses. In August 2008, the Company sold substantially all the assets and liabilities of LPI. As a result of the sale of substantially all the assets of LPI and the Company’s decision to exit its Publishing business, the Company has reported the results of operations and financial position of LPI as discontinued operations within the consolidated financial statements as described more fully in Note 8, "Discontinued Operations.”
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2008 or the three months ended March 31, 2009. The Company’s effective tax rate differs from the federal statutory rate primarily due to increases in its deferred income tax valuation allowance.
     Net Loss Per Share
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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2009
Numerator:
Net loss	$(10,378)	$(3,436)

Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute Basic and Diluted EPS	4,048	4,059

Net loss per share — Basic and Diluted	$(2.56)	$(0.85)

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2008	2009
Common stock options and warrants	207	107

     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also requires acquisition-related costs be recorded as expenses in the periods in which the costs are incurred and the services are received. Acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The Company adopted FAS 141R effective January 1, 2009.
     In April 2009, the FASB issued three related Staff Positions (FSP): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP SFAS 115-2 and SFAS 124-2) , and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments , (FSP SFAS 107 and APB 28-1), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements , in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 may have an impact on our consolidated financial statements.
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
     The Company performed its annual test as of December 1, 2008. The results of Step 1 of the annual goodwill impairment analysis on December 1, 2008 showed that goodwill was not impaired as the estimated market value of its reporting unit exceeded its carrying value, including goodwill. Accordingly, Step 2 was not performed. The Company will continue to test for impairment on an annual basis and on an interim basis if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company determined that a triggering had not occurred in the three months ended March 31, 2009 and accordingly, no impairment was recorded during that period.
     In August 2008, the Company divested itself of its Publishing business. The Company is currently operating in one segment, with one reporting unit. There were no changes in the Company’s goodwill related to continuing operations during the three months ended March 31, 2009. An impairment charge of $4.1 million related to the Company’s Publishing business is reflected under discontinued operations during the three months ended March 31, 2008. See Note 8, “Discontinued Operations.”
     Intangible Assets
     The components of acquired intangible assets are as follows (in thousands):

	December 31, 2008			March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and user bases	$3,278	$3,278	$—	$3,278	$3,278	$—
Tradenames	2,340	2,340	—	2,340	2,340	—
Other intangible assets	726	726	—	726	726	—

	$6,344	$6,344	$—	$6,344	$6,344	$—

     As of December 31, 2008 and March 31, 2009, the Company’s intangible assets were fully amortized. During the three months ended March 31, 2008 and 2009, the Company did not record any amortization expense on its intangible assets.
     An impairment charge of $2.2 million related to the Company’s Publishing business is reflected under discontinued operations during the three months ended March 31, 2008. See Note 8, “Discontinued Operations.”
Note 3 — Other Balance Sheet Components

	December 31,	March 31,
	2008	2009
	(In thousands)
Accounts receivable:
Trade accounts receivable	$913	$937
Less: Allowance for doubtful accounts	(66)	(66)

	$847	$871

     In the three months ended March 31, 2008 and 2009, the Company provided for an increase in the allowance for doubtful accounts of $4,000 and zero, respectively, and wrote-off $2,000 and zero, respectively, against the allowance for doubtful accounts.

	December 31,	March 31,
	2008	2009
	(In thousands)
Property and equipment:
Computer equipment and software	$9,321	$9,329
Furniture and fixtures	875	875
Leasehold improvements	1,686	1,686
Website development costs	7,738	7,793

	19,620	19,683
Less: Accumulated depreciation and amortization	(14,345)	(15,072)

	$5,275	$4,611

     In the three months ended March 31, 2008 and 2009, the Company recorded depreciation and amortization expense of property and equipment of $1,115,000 and $727,000, respectively.

	December 31,	March 31,
	2008	2009
	(In thousands)
Accrued expenses and other liabilities:
Accrued payroll and related liabilities	$1,270	$1,138
Other accrued liabilities	1,657	833

	$2,927	$1,971

Note 4 — Commitments and Contingencies
     Retention and Severance Plan
     In an effort to provide certain employees with an incentive to remain committed to the Company’s business while it is evaluating its strategic alternatives, on January 11, 2008, the Company’s Board of Directors adopted a retention and severance plan for certain of its management staff (the “Plan”). The retention component of the Plan provides for certain cash payments if the eligible participant remains with the Company through December 31, 2008 (or a pro rata portion thereof if such participant is terminated without cause prior to that date). In addition, the severance component of the Plan provides for certain cash payments in the event of termination without cause at any time, unless the participant receives employment or an offer of employment from a successor to the Company. The Company has made payments of zero and $689,000 under this Plan in the three months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, the Company estimates that the total outstanding potential payments that have not been paid or accrued to date remaining under this plan is $552,000. Severance related to the Company’s former Chief Technology Officer and former Chief Executive Officer are not included in this amount as their respective severance agreements were established at their respective dates of hire which occurred prior to the adoption of the Plan in January 2008, but, a retention amount awarded to our former Chief Technology Officer under this Plan is included. The actual amounts will depend on numerous factors outside of the Company’s control, such as whether the eligible participants choose to remain with the Company, the timing and nature of any transaction resulting in a change of control and whether an acquirer chooses to retain the participant employees or to assume the Plan.
     Termination Fee
     Under the terms of the proposed business combination with Here Media Inc., PlanetOut stockholders will receive one share of Here Media common stock, together with one share of Here Media special stock, for each share of PlanetOut stock that the stockholder owns immediately prior to the effective time of the merger, which will result in the former PlanetOut stockholders owning approximately 20% of Here Media’s common stock and 100% of its outstanding special stock. The owners of Here Networks and Regent Entertainment Media will receive that number of shares of Here Media’s common stock such that they will own approximately 80% of Here Media’s common stock following the merger and the contributions. The special stock is being issued to provide a limited form of downside protection in the event of a liquidation, dissolution or winding up of Here Media or a sale of Here Media for cash or publicly tradable within four years after the merger and in which the holders of Here Media common stock would, but for the effect of the special stock, receive less than $4.00 per share. If the proposed business combination is not completed due to certain contingencies, the Company may owe a termination fee of $500,000 to the owners of Here Networks and Regent Entertainment Media.

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
Note 5 — Stockholders’ Equity
     Issuance of Warrant
     In January 2008, the Company retained Allen & Company LLC (“Allen”) to assist the Company in evaluating strategic alternatives, including a possible sale of the Company. In connection with the engagement, in addition to certain fees payable to Allen in the event of a successful transaction, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 37,500 shares and vested with respect to 25,000 additional shares on May 14, 2008, with the remaining 12,500 shares to vest on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting date. In connection with the issuance of this warrant, Allen surrendered for cancellation a 75,000 share warrant previously issued to it in May 2007. The Company valued the portion of the warrant which vested on issuance at $228,000 by using the Black-Scholes option pricing model with an expected volatility factor of 146.1%, risk-free interest rate of 3.39%, no dividend yield and the contractual life of ten years.
     Replacement of Warrant
     On January 8, 2009, the Company issued to Allen a ten-year warrant to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.69 per share, subject to certain customary adjustments. The warrant vested immediately with respect to 62,500 shares, with the remaining 12,500 shares vesting on May 14, 2009, provided that Allen’s engagement has not been terminated prior to such vesting dates. In addition, the vesting will accelerate in full in the event of a change of control of the Company. In connection with the issuance of this warrant, Allen agreed to surrender for cancellation the 75,000 share warrant previously issued to it in January 2008. The warrant was issued in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended. The value of the remaining unvested portion of the warrant will be reassessed subsequent to its vesting in May 2009.
     The Company recorded $90,000 and $4,000 in the three months ended March 31, 2008 and 2009, respectively, of non-cash services expense associated with these warrants.
Note 6 — Stock-Based Compensation
     Stock Options
     During the three months ended March 31, 2009, the Company did not grant any stock options under its existing equity incentive plans. The following table summarizes stock option activity for the three months ended March 31, 2009 (in thousands):

Shares
Outstanding at January 1, 2009	22
Forfeited/expired/cancelled	(2)

Outstanding at March 31, 2009	20

     Stock options granted under the Company’s equity incentive plans generally vest 25% one year from the date of grant and 2.08% per month thereafter, and generally expire ten years from the date of grant.

     Restricted Stock
     The following table summarizes restricted stock grant activity for the three months ended March 31, 2009 (in thousands):

Shares
Unvested at January 1, 2009	29
Vested	(15)
Forfeited	(13)

Unvested at March 31, 2009	1

     In general, restricted stock grants vest over a period from immediately to four years and are subject to the employees’ continuing service to the Company. The cost of restricted stock is determined using the fair value of the Company’s common stock on the date of the grant. The majority of the remaining unvested restricted stock is scheduled to vest within the following twelve months.
Note 7 — Restructuring
     On January 16, 2009, the Company reduced its workforce by approximately 33%, including its Chief Technology Officer, to reduce costs and manage operating expenses. In connection with this reduction in its workforce, the Company recorded expense related to employee severance benefits of approximately $554,000 of which $282,000 was paid in the three months ended March 31, 2009 and $272,000 is recorded as an accrued payroll expense as of March 31, 2009. These amounts do not include severance related to the departure of our former Chief Executive Officer which occurred subsequent to the January restructuring, but do include amounts related to severance provided to our former Chief Technology Officer under his existing employment agreement.
Note 8 — Discontinued Operations
     In an effort to simplify the Company’s business model, the Company discontinued its Travel and Events businesses during 2007. In December 2007, the Company sold substantially all of the assets of its former reporting unit, RSVP.
     In August 2008, the Company completed the sale of its Publishing business, which included substantially all the assets of LPI and SpecPub, to Regent Entertainment Media Inc. (“Regent Entertainment”) the designee of Regent Releasing, L.L.C. (“Regent”), an affiliate of here! Networks. The sale was accomplished pursuant to a Put/Call Agreement between Regent, Regent Entertainment, PlanetOut, LPI and SpecPub and a Marketing Agreement between Regent and PlanetOut. These agreements include cash payments by Regent and Regent Entertainment of $6.5 million, the assumption of the majority of the operating liabilities of the Company’s Publishing business by Regent Entertainment, and commitments by the Company to provide certain marketing and advertising services to Regent through March 31, 2009. During the three ended September 30, 2008, the Company recorded a net loss on sale of discontinued operations of $0.1 million related to the sale of its Publishing business, which included $0.8 million of estimated direct costs incurred in connection with the sale. In estimating net loss on sale, management relied on a number of other estimates including estimates of the amounts attributable to the consummation of this sale transaction. In the three months ended March 31, 2009, the Company revised its estimate of the net loss on sale of its Publishing business based on the completion of advertising services to Regent under the Marketing Agreement with them.
     As a result of the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and the Company’s decision to exit its Publishing and Travel and Events businesses, the Company has reported the results of operations and financial position of RSVP, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three months ended March 31, 2008 and 2009 in accordance with FAS 144. In addition, the Company has segregated the cash flow activity of RSVP, LPI and SpecPub from the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2009. The results of operations of RSVP were previously reported and included in the results of operations and financial position of the Company’s Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of the Company’s Publishing segment.
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

     The results of discontinued operations for the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,005	$1,133	$—	$5,138
Operating costs and expenses:
Cost of revenue	3,488	952	(12)	4,428
Sales and marketing	1,368	318	1	1,687
General and administrative	621	115	2	738
Depreciation and amortization	52	2	—	54
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	7,507	5,681	(9)	13,179

Income (loss) from operations	(3,502)	(4,548)	9	(8,041)
Other income (expense), net	(6)	1	—	(5)

Net income (loss) from discontinued operations	$(3,508)	$(4,547)	$9	$(8,046)

     The results of discontinued operations for the three months ended March 31, 2009 were as follows (in thousands):

	Three months ended March 31, 2009
	LPI	Total
Total revenue	$—	$—
Operating costs and expenses:
Cost of revenue	(8)	(8)
General and administrative	(5)	(5)

Total operating costs and expenses	(13)	(13)

Income from operations	13	13
Other income (expense), net	—	—

Income from discontinued operations	13	13
Loss on sale of discontinued operations	(318)	(318)

Net income (loss) from and loss on sale of discontinued operations	$(305)	$(305)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this document. This discussion contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Forward-looking statements include statements about our business strategy, future operating performance and prospects. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document and in our Form 10-K filed for the year ended December 31, 2008.
Overview
     We are a leading online media company exclusively serving the worldwide lesbian, gay, bisexual and transgender, or LGBT, community. We serve this audience through our websites Gay.com and PlanetOut.com.
     As a result of the divestitures of RSVP, LPI and SpecPub and our decision to exit the Travel and Events and Publishing businesses in December 2007 and August 2008, respectively, we have one segment remaining as of December 31, 2008: Online. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the results of operations and financial position of RSVP, LPI and SpecPub in discontinued operations within the consolidated financial statements.
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
     Executive Operating and Financial Summary
     Our total revenue was $3.8 million in the three months ended March 31, 2009, decreasing 21% from total revenue of $4.8 million in the three months ended March 31, 2008. These decreases were primarily due to decreases in our subscription revenues as a result of a reduction in online subscribers to our Gay.com website, offset partially by $0.7 million of advertising revenue included in our total advertising services revenue of $1.3 million in the three months ended March 31, 2009, related to marketing and advertising services provided to Regent as part of the Marketing Agreement with Regent entered into in conjunction with the sale of our Publishing business.
     Total operating costs and expenses were $7.0 million in the three months ended March 31, 2009, increasing 2% from total operating costs and expenses of $7.2 million in the three months ended March 31, 2008. This increase was primarily due to transaction costs related to our pending business combination with Here Media of $0.9 million, severance costs and other costs related to the departure of our former Chief Executive Officer of $0.7 million and our January 2009 restructuring costs of $0.6 million, offset by a reduction in compensation and employee related costs as a result of reduced headcount.
     Loss from operations was $3.1 million in the three months ended March 31, 2009, compared to loss from operations of $2.4 million in the three months ended March 31, 2008. This increase in loss from operations was the result of the decreases in total revenues and increased operating costs and expenses as noted above.
     Management expects that revenue will decrease for the remainder of fiscal 2009 in comparison to fiscal 2008, primarily as a result of general economic conditions and anticipated decreases in subscription services revenue due to reductions in our paid subscriber base as a result of continued increased credit card failures on renewals of online subscriptions, increased competition and the completion of advertising services provided to Regent from May 2008 to March 2009.
     We expect our operating loss will decrease for the remainder of fiscal 2009 in comparison to fiscal 2008 due primarily to reductions in operating expenses including our January 2009 restructuring and the departure of our former Chief Executive Officer and as a result of our adoption of an operating plan to manage the costs of our capital expenditures and operating activities along with our revenues in order to meet our working capital needs.

Results of Operations
     Revenue
     Advertising Services. We derive advertising revenue from advertising contracts in which we typically undertake to deliver a minimum number of impressions to users over a specified time period for a fixed fee. Advertising services revenue was $1.3 million in the three months ended March 31, 2009, an increase of 19% from the three months ended March 31, 2008. This increase in advertising services revenue was primarily due to marketing and advertising services of $0.7 million provided to Regent under the Marketing Agreement entered into in conjunction with the sale of our Publishing business.
     For the remainder of fiscal 2009, we expect advertising services revenue to decrease in comparison to fiscal 2008 due to the completion of advertising services provided to Regent under the Marketing Agreement from May 2008 to March 2009, overall economic conditions and potential softening of the online advertising market.
     Subscription Services. We derive subscription services revenue from paid membership subscriptions to our online media properties. Our subscription services revenue was $2.5 million in the three months ended March 31, 2009, a decrease of 32% from the three months ended March 31, 2008. These decreases in subscription services revenue were due primarily to a reduction in the number of online subscribers to our Gay.com website primarily as a result of increases in credit card failures on renewals of online subscriptions and increased cancellation of subscriptions. We believe the increased cancellations are the result of multiple factors, including the failure to introduce new features and functionalities on site until the relaunch of the Gay.com website on September 30, 2008, increased competition and general overall economic conditions.
     For the remainder of fiscal 2009, we expect total subscription services revenue to decrease in comparison to fiscal 2008, as a result of continued increased credit card failures on renewals of online subscriptions, increased competition and general economic conditions.
     Transaction Services. Transaction services revenue includes revenue generated from co-marketing opportunities with other affiliates that are marketing to the LGBT community. Our transaction services revenue totaled $0.1 million and zero for the three months ended March 31, 2009 and 2008, respectively, as a result of the decrease in online subscribers to our Gay.com website.
     For the remainder of fiscal 2009, we expect transaction services revenue to continue to decrease slightly in comparison to fiscal 2008.
     Operating Costs and Expenses
     Cost of Revenue. Cost of revenue primarily consists of payroll and related benefits associated with supporting our subscription-based services, the development and expansion of site operations and support infrastructure and producing and maintaining content for our various websites. Other expenses directly related to generating revenue included in cost of revenue include transaction processing fees, computer equipment maintenance, occupancy costs, co-location and Internet connectivity fees, purchased content and cost of goods sold. Cost of revenue was $2.0 million in the three months ended March 31, 2009, decreasing 16% from cost of revenue of $2.4 million in the three months ended March 31, 2008. This decrease was due to an overall decrease in compensation and employee related costs as a result of reduced headcount and decreases in computer equipment and infrastructure maintenance costs, credit card fees and advertising servicing costs, partially offset by decreased capitalization of labor of our product development and technology personnel upon the re-launching of our Gay.com website during the latter half of 2008.
     For the remainder of fiscal 2009, we expect cost of revenue and cost of revenue as a percentage of revenue to decrease in comparison to fiscal 2008, as a result of reductions in headcount from our January 2009 restructuring.
     Sales and Marketing. Sales and marketing expense primarily consists of payroll and related benefits for employees involved in sales, advertising client service, customer service, marketing and other support functions; product, service and general corporate marketing and promotions; and occupancy costs. Sales and marketing expenses were $0.9 million in the three months ended March 31, 2009, decreasing 44% from sales and marketing expenses of $1.6 million in the three months ended March 31, 2008. Sales and marketing expenses as a percentage of revenue was 23% for the three months ended March 31, 2009, down from 33% in the three months ended March 31, 2008. These decreases were primarily due to decreased compensation and employee related costs as a result of reduced headcount and a reduction in advertising and market research expenses.
     For the remainder of fiscal 2009, we expect sales and marketing expenses and sales and marketing as a percentage of revenue to decrease in comparison to fiscal 2008 as a result of reductions in headcount from our January 2009 restructuring and further reductions in advertising and marketing research expenditures for the remainder of 2009.
     General and Administrative. General and administrative expense consists primarily of payroll and related benefits for executive, finance, administrative and other corporate personnel, occupancy costs, professional fees, insurance and other general corporate expenses. Our general and administrative expenses were $2.7 million for the three months ended March 31, 2009, increasing 34% from general and administrative expenses of $2.0 million in the three months ended March 31, 2008. General and administrative expenses as a percentage of revenue were 71% for the three months ended March 31, 2009, up from 42% in the three months ended March 31, 2008. These increases were due primarily to transactions costs related to our pending business combination with Here Media of $0.9 million recognized in accordance with the adoption of FAS 141R and severance and related costs of $0.7 million, including, stock-based compensation expense of $0.2 million, related to the departure of our former Chief Executive Officer.
     For the remainder of fiscal 2009, we expect general and administrative expenses to decrease from fiscal 2008 primarily due to decreased compensation and employee related costs as a result of decreases in headcount from our January 2009 restructuring and the departure of our former Chief Executive Officer in the three months ended March 31, 2009.
     Restructuring. On January 16, 2009, we reduced our workforce by approximately 33%, including our Chief Technology Officer, to reduce costs and manage operating expenses. In connection with this reduction in our workforce, we recorded expense related to employee severance benefits of approximately $554,000 during the three months ended March 31, 2009. We completed this restructuring in the first quarter of 2009.
     Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2009, decreasing 35% from depreciation and amortization expense of $1.1 million in the three months ended March 31, 2008. These decreases were primarily due to a decrease in depreciable assets in service during the three months ended March 31, 2009 compared to the prior year periods.
     For the remainder of fiscal 2009, we expect depreciation and amortization expense will decrease over fiscal 2008 as a result of a decrease in our depreciable assets in service.
     Other Income and Expenses
     Other Income, Net. Other income, net consists primarily of interest earned on cash, cash equivalents, short-term investments and restricted cash. Other income, net was $0.1 million and zero in the three months ended March 31, 2009 and 2008, respectively. These decreases were primarily due to decreases in interest income resulting from lower cash balances.
     Discontinued Operations
     In an effort to simplify our business model, we discontinued our Travel and Events businesses during 2007. In December 2007, we sold substantially all of the assets of RSVP. In August 2008, we sold our Publishing business to Regent, which included the operations of LPI and SpecPub and recorded a net loss on sale of discontinued operations of $0.1 million related to the sale of our Publishing business. The net loss on sale of discontinued operations included $0.8 million of estimated direct costs incurred in connection with the sale. In estimating net loss on sale, management relied on a number of other estimates including estimates of the amounts attributable to the consummation of this sale transaction. In the three months ended March 31, 2009, we revised our estimate of the net loss on sale of our Publishing business based on the completion of our services to Regent under our Marketing Agreement with them.
     As a result of the sale of substantially all the assets of RSVP, the sale of substantially all of the assets of LPI and SpecPub and our decision to exit our Publishing and Travel and Events businesses, we have reported the results of operations and financial position of RSVP, LPI and SpecPub as discontinued operations within the condensed consolidated financial statements for the three months ended March 31, 2008 and 2009 in accordance with FAS 144. In addition, we have segregated the cash flow activity of RSVP, LPI and SpecPub from the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2009. The results of operations of RSVP were previously reported and included in the results of operations and financial position of our Travel and Events segment. The results of operations of LPI and SpecPub were previously reported and included in the results of operations and financial position of our Publishing segment.
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

     The results of discontinued operations for the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31, 2008
	LPI	SpecPub	RSVP	Total
Total revenue	$4,005	$1,133	$—	$5,138
Operating costs and expenses:
Cost of revenue	3,488	952	(12)	4,428
Sales and marketing	1,368	318	1	1,687
General and administrative	621	115	2	738
Depreciation and amortization	52	2	—	54
Impairment of goodwill and intangible assets	1,978	4,294	—	6,272

Total operating costs and expenses	7,507	5,681	(9)	13,179

Income (loss) from operations	(3,502)	(4,548)	9	(8,041)
Other income (expense), net	(6)	1	—	(5)

Net income (loss) from discontinued operations	$(3,508)	$(4,547)	$9	$(8,046)

     The results of discontinued operations for the three months ended March 31, 2009 were as follows (in thousands):

	Three months ended March 31, 2009
	LPI	Total
Total revenue	$—	$—
Operating costs and expenses:
Cost of revenue	(8)	(8)
General and administrative	(5)	(5)

Total operating costs and expenses	(13)	(13)

Income from operations	13	13
Other income (expense), net	—	—

Income from discontinued operations	13	13
Loss on sale of discontinued operations	(318)	(318)

Net income (loss) from and loss on sale of discontinued operations	$(305)	$(305)

     Liquidity and Capital Resources
     Cash used in operating activities for the three months ended March 31, 2009 was $2.9 million, due primarily to our loss from continuing operations of $3.5 million which included one-time transaction costs of $0.8 million related to our pending business combination with Here Media. Cash used in operating activities for the three months ended March 31, 2008 was $1.4 million, and was primarily attributable to our loss from continuing operations of $2.3 million.
     Cash used in investing activities in the three months ended March 31, 2009 was $0.1 million and was primarily attributable to an adjustment to proceeds from our sale of discontinued operations partially offset by refunds from our credit card processors for reserves that they had previously held back from us to cover any exposure that they may have had. Cash used in investing activities in the three months ended March 31, 2008 was $0.5 million and was primarily attributable to purchases of property and equipment.
     Net cash used in financing activities in each of the three months ended March 31, 2008 and 2009 was $0.2 million, due primarily to principal payments under capital lease obligations.
     We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, advertising sales, subscription trends and accounts receivable collections.
     During the three months ended March 31, 2009, we invested $0.1 million in property and equipment of which zero was financed through capital leases. During the three months ended March 31, 2008, we invested $0.5 million in property and equipment of which $0.1 million was financed through capital leases. 100% of this investment related to computer equipment and software and website development costs related to enhancements to our website infrastructure and features. For the remainder of fiscal 2009, we expect to continue investing in our technology development as we improve our online technology platform and enhance our features and functionality across our network of websites, but to a lesser extent than we had invested in those activities in 2008.

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
     We have carefully assessed our anticipated cash needs for the next twelve months and adopted an operating plan to manage our costs of capital expenditures and operating activities along with our revenues in order to meet our working capital needs for the next twelve months.
     On January 8, 2009, we signed a definitive agreement to combine with Here Networks LLC and Regent Entertainment Media Inc. Under the proposed business combination, the combined entity will be called Here Media Inc. (“Here Media”) and will be effected through a contribution by the owners of Here Networks and Regent Entertainment Media of those businesses and an estimate of $4.7 million of cash into Here Media, a newly formed holding company. We incurred a significant net loss in 2008 and expect to incur additional losses during 2009. We expect that raising additional financing will be very difficult, if it could be obtained at all. Accordingly, if we are unsuccessful in completing the proposed business combination, we could be forced to engage in dispositions of our remaining assets or businesses on unfavorable terms, or consider curtailing or ceasing operations. In that event, we cannot provide any assurance that our assets will be sufficient to meet our liabilities.
     Off-Balance Sheet Arrangements
     We did not have any off-balance sheet liabilities or transactions as of March 31, 2009.
     Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2009, and the effect that these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Remainder of
	Total	2009	2010	2011-2012
Contractual obligations:
Capital leases	$880	$550	$272	$58
Operating leases	7,206	1,856	2,386	2,964

Total contractual obligations	$8,086	$2,406	$2,658	$3,022

     Capital Leases. We hold property and equipment under noncancelable capital leases with varying maturities.
     Operating Leases. We lease or sublease office space and equipment under cancelable and noncancelable operating leases with various expiration dates through July 31, 2012. Operating lease amounts include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited computer and office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.
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
     There have been no significant changes in our critical accounting policies from those listed in our Form 10-K for the fiscal year ended December 31, 2008.
     Seasonality and Inflation
     We anticipate that our business may be affected by the seasonality of certain revenue lines. For example, advertising buys are usually higher approaching year-end and lower at the beginning of a new year than at other points during the year.
     Inflation has not had a significant effect on our revenue or expenses historically and we do not expect it to be a significant factor in the short-term. However, inflation may affect our business in the medium-term to long-term. In particular, our operating expenses may be affected by a tightening of the job market in certain job types, resulting in increased pressure for salary adjustments for existing employees and higher cost of replacement for employees that are terminated or resign.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also requires acquisition-related costs be recorded as expenses in the periods in which the costs are incurred and the services are received. Acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. We adopted FAS 141R effective January 1, 2009 and recognized $270,000 of transaction costs related to our pending business combination with Here Media that were recorded in prepaid expenses as of December 31, 2008, in our general and administrative expenses in the three months ended March 31, 2009.
     In April 2009, the FASB issued three related Staff Positions (FSP): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP SFAS 115-2 and SFAS 124-2) , and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments , (FSP SFAS 107 and APB 28-1), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements , in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.
     In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 may have an impact on our consolidated financial statements.

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
     We evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2009 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, concluding that disclosure controls and procedures are effective at a reasonable assurance level based upon that evaluation.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We have experienced significant net losses and we expect to continue to incur losses in the future. As of March 31, 2009, our accumulated deficit was approximately $110.6 million. We experienced net losses of $51.2 million and $17.7 million for the years ended December 31, 2007 and 2008, respectively, and a net loss of $3.4 million for the three months ended March 31, 2009, and we may not be able to regain or sustain profitability in the near future, causing our financial condition to suffer and our stock price to decline.
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
     Because a significant portion of our revenue is derived from our subscription services, we must continue to attract and retain subscribers. Many of our new subscribers originate from word-of-mouth referrals from existing subscribers within the LGBT community. If our subscribers do not perceive our service offerings to be of high quality or sufficient breadth, if we introduce new services or re-launch current services, as we recently did with our Gay.com website, and such services are not favorably received or if we fail to introduce compelling new content or features or enhance our existing offerings, we may not be able to attract new subscribers or retain our current subscribers. In the year ended December 31, 2008 and the three months ended March 31, 2009, total subscription cancellations exceeded the number of new and recurring subscriptions, resulting in a decrease in total paying online subscribers.
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
If we do not regain and maintain compliance with Nasdaq minimum market value of publicly held shares requirement or other listing requirements, our common stock may be delisted.
     We were previously notified by Nasdaq that our common stock failed to meet the minimum market value of $5 million for publicly held shares and that we had also failed to maintain the minimum of $10 million in stockholders’ equity, each of which was necessary for continued listing on The Nasdaq Global Market. Accordingly, on April 3, 2009, we transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. In addition, our common stock has been trading below The Nasdaq Capital Market’s $1 minimum bid price. While this requirement has been suspended through July 20, 2009, there can be no assurance that after that date we will be able to comply with the minimum bid price or other requirements necessary to maintain our listing on the The Nasdaq Capital Market.
     If we are unable to comply with the minimum bid price or other requirements necessary to maintain our listing on The Nasdaq Capital Market, the Nasdaq staff will provide us with written notification of such failure and provide us with a time period within which to regain compliance. If we fail to regain compliance, the Nasdaq staff will provide us with written notification that our securities will be delisted and we will have the right to appeal this determination to a Listing Qualifications Panel. If our common stock were to be delisted, it would trade on the over-the-counter bulletin board or the “pink sheets,” both of which are viewed by most investors as less desirable and less liquid marketplaces than The Nasdaq Capital Market. This would make trading more difficult for our investors, leading to lower trading volumes and declines in share price, which would also make it more difficult and expensive for us to raise any additional capital. Additionally, a future reverse stock split, if any, may not necessarily result in our regaining compliance with Nasdaq rules.
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
     In December 2007, we completed the sale of substantially all of the assets of our Travel and Events business, RSVP. On August 13, 2008, we completed the sale of our Publishing business, including substantially all of the assets of our subsidiaries LPI and SpecPub. These divestitures may be associated with a number of risks, including:
•	potential goodwill write downs associated with acquisitions of businesses where the previously anticipated synergies of the combined entities have not been realized. For example, during fiscal 2007, we recorded goodwill impairment charges of $21.1 million and $4.0 million in discontinued operations due to lower revenue than expected related to our Publishing and Travel and Events businesses, respectively, and during fiscal 2008, we recorded additional goodwill impairment charges of $4.1 million related to our Publishing business;

•	the potential diversion of significant management attention and significant financial resources from the ongoing development of our business during the implementation of a divestiture;

•	the potential impairment of relationships with and difficulty in attracting and retaining employees as a result of the divestiture of certain businesses;

•	the potential impairment of relationships with our subscribers, advertisers, customers and partners as a result of the divestiture of certain businesses; and

•	the difficulty in attracting and retaining qualified management to lead the retained businesses.
     If we are unable to successfully address these or other risks associated with the divestiture of RSVP or LPI and SpecPub, we may be unable to replace the revenue from the divested businesses, which could adversely affect our financial condition and results of operations.
If we do not continue to attract and retain qualified personnel, our business may suffer.
     Our success depends on the collective experience of our senior executive team and board of directors and on our ability to recruit, hire, train, retain and manage other highly skilled employees and directors. We have experienced departures of several executives and key employees, including our Chief Executive Officer on March 3, 2009 and our Chief Technology Officer on January 16, 2009 as part of a reduction in our total workforce of approximately 33%. Any disruptions from further reductions in force or departures of our senior executives or key employees could harm our business and financial results or limit our ability to grow and expand our business. Our financial condition, the recent reduction in force and divestiture of certain businesses and entry into a definitive merger agreement regarding a proposed business combination with Here Networks LLC and Regent Entertainment Media Inc. may negatively impact our ability to attract and retain qualified personnel. We cannot provide assurance that we will be able to attract and retain a sufficient number of qualified employees or that we will successfully train and manage the employees that we do hire.

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
     A portion of the content of our online service is adult in nature. Advocacy groups may target our business through negative publicity campaigns, lawsuits and boycotts seeking to limit access to our services or otherwise disrupt our operations because we are a provider of adult content. These actions could impair our ability to attract and retain customers, especially in our advertising business, resulting in decreased revenue, and cause additional financial harm by requiring that we incur significant expenditures to defend our business and by diverting management’s attention. Further, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to invest in our securities or provide financing to us because of our adult content, which, in turn, may hurt the value of our stock. Additionally, future laws or regulations, or new interpretations of existing laws and regulations, may restrict our ability to provide adult content, or make it more difficult or costly to do so.
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
     Since our initial public offering in October 2004, our stock price has been and may continue to be subject to wide fluctuations. From October 14, 2004 through April 30, 2009, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $0.07 to $136.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in our operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors or analysts deem comparable to us, the limited float due to the concentration of shares among our recent equity financing investors and sales of stock by our existing stockholders.
     In addition, the stock markets have experienced significant price and trading volume fluctuations, and the market prices of Internet-related companies in particular have been extremely volatile and have recently experienced sharp share price and trading volume changes. These broad market fluctuations may impact the trading price of our common stock. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. This type of litigation could result in substantial costs to us and a likely diversion of our management’s attention.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchase activity during the three months ended March 31, 2009 was as follows:

			(c) Total Number	(d) Maximum Number
	(a) Total		of	(or Approximate
	Number of	(b) Average	Shares Purchased	Dollar Value) of
	Shares	Price Paid	as Part of Publicly	Shares that May
	Purchased	per	Announced	Yet Be Purchased Under
Period	(1)	Share	Plans or Programs	the Plans or Programs
January 1, 2009 — January 31, 2009	—	$—	—	—
February 1, 2009 — February 29, 2009	—	—	—	—
March 1, 2009 — March 31, 2009	—	—	—	—

Total	—	$—	—	—

(1)	PlanetOut does not have any publicly announced plans or programs to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the first quarter of 2009.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description of Documents
2.6	Agreement and Plan of Merger by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities Referred to in the Agreement dated as of January 8, 2009 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

2.7	First Amendment to Agreement and Plan of Merger, dated as of April 27, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 1, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Documents
4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference). Replaced and superseded by Exhibit 4.8.

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference)

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference). Replaced and superseded by Exhibit 4.9.

4.9	Common Stock Warrant issued to Allen & Company, LLC dated January 8, 2009 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

4.10	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated January 8, 2009 (filed as Exhibit 4.10 to our Annual Report on Form 10-K, File No. 000-50879, filed on March 4, 2009 and incorporated herein by reference).

4.11	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated March 20, 2009 (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50849, filed on March 25, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANETOUT INC.
Date: May 15, 2009	By:	/s/ DANIEL E. STEIMLE
Daniel E. Steimle
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Documents
2.6	Agreement and Plan of Merger by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities Referred to in the Agreement dated as of January 8, 2009 (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

2.7	First Amendment to Agreement and Plan of Merger, dated as of April 27, 2009, by and among PlanetOut Inc., Here Media Inc., HMI Merger Sub, the HMI Owners and the HMI Entities (filed as Exhibit 2.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 1, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment, dated October 1, 2007 and as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as currently in effect (filed as Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-114988, initially filed on April 29, 2004, declared effective on October 13, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50879, filed on October 4, 2007, and incorporated herein by reference).

4.4	Rights Agreement dated as of January 4, 2007 among PlanetOut Inc. and Wells Fargo Bank, N.A. (filed as Exhibit 99.2 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.5	Form of Rights Certificate (filed as Exhibit 99.3 to our Current Report on Form 8-K, File No. 000-50879, filed on January 8, 2007 and incorporated herein by reference).

4.6	Warrant Certificate issued to Allen & Company, LLC dated May 15, 2007 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on May 18, 2007 and incorporated herein by reference). Replaced and superseded by Exhibit 4.8.

4.7	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated June 28, 2007 (filed as Exhibit 4.7 to our Quarterly Report on Form 10-Q, File No. 000-50879, filed on August 3, 2007 and incorporated herein by reference).

4.8	Common Stock Warrant to Allen & Company, LLC dated January 14, 2008 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 17, 2008 and incorporated herein by reference). Replaced and superseded by Exhibit 4.9.

4.9	Common Stock Warrant issued to Allen & Company, LLC dated January 8, 2009 (filed as Exhibit 99.1 to our Current Report on Form 8-K, File No. 000-50879, filed on January 14, 2009 and incorporated herein by reference).

4.10	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated January 8, 2009 (filed as Exhibit 4.10 to our Annual Report on Form 10-K, File No. 000-50879, filed on March 4, 2009 and incorporated herein by reference).

4.11	Amendment to Rights Agreement among PlanetOut Inc. and Wells Fargo Bank, N.A. dated March 20, 2009 (filed as Exhibit 4.1 to our Current Report on Form 8-K, File No. 000-50849, filed on March 25, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. section 1350.